Form 10QSB
period 2001-03-31
XIT SOLUTIONS COM INC
filed 2001-05-15
CIK 1091294

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  March  31,  2001
                          ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ___________________  to  ___________________

Commission  File  No.  000-32541
                       ---------

                             XIT Solutions.com Inc.
                    ---------------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                                76-0609457
------                                                                ----------
(State  or  Other  Jurisdiction  of                            (I.R.S.  Employer
 incorporation  or  organization)                             Identification No)

                        Suite 2 - 1070 West Pender Street
                        ---------------------------------
                         Vancouver, BC  V6E 2N7  Canada
                    (Address of Principal Executive Offices)

                                 (604) 647-4965
                        ----------------------------------
                            Issuer's Telephone Number

                                       N/A
                        ----------------------------------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      (1)   Yes   X      No             (2)   Yes   X      No
                  -           -                     -            -

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  May 14, 2001

                            Common - 9,000,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

    Transitional Small Business Issuer Format     Yes   X      No
                                                        -           -

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                             XIT Solutions.com Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                 March 31, 2001
                                   (Unaudited)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                March 31,   December 31,
                                                                  2001          2000
                                                                   $             $
                                                              (unaudited)    (audited)
ASSETS

Current Asset

Cash                                                                  100              -

License (Note 3)                                                        -              -
-----------------------------------------------------------------------------------------

                                                                      100              -
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability

Accounts payable                                                        -          1,200
Accrued liabilities                                                 6,500              -
Due to related party                                                2,562          2,000
-----------------------------------------------------------------------------------------

                                                                    9,062          3,200
-----------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 25,000,000 shares authorized with a par value         4,500          4,500
of $0.001; 4,500,000 shares issued and outstanding

Additional Paid-in Capital                                             75             75
-----------------------------------------------------------------------------------------
                                                                    4,575          4,575

Deficit Accumulated During the Development Stage                  (13,537)        (5,775)
-----------------------------------------------------------------------------------------
                                                                   (8,962)        (1,200)
-----------------------------------------------------------------------------------------
                                                                      100              -
=========================================================================================

    (The accompanying notes are an integral part of the financial statements)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                        Accumulated From
                                            June 1, 1999                Three  months
                                     (Date of Inception)                        ended
                                            to March 31,                    March 31,
                                                    2001           2001          2000
                                                       $              $             $
-                                            (unaudited)    (unaudited)   (unaudited)
Revenue                                                -             -              -
-------------------------------------------------------------------------------------

Expenses

  Amortization of license                            833             -              -
  Audit and accounting                             2,000         2,000              -
  License written-off                              1,167             -              -
  Organizational expenses                          7,475         4,900              -
  Transfer agent and regulatory                    1,475           275              -
  Travel                                             587           587              -
-------------------------------------------------------------------------------------

                                                  13,537         7,762              -
-------------------------------------------------------------------------------------
Net loss for the period                          (13,537)       (7,762)             -
=====================================================================================
Net Loss Per Share                                              (0.002)             -
=====================================================================================
Weighted Average Shares Outstanding                          4,500,000      4,500,000
=====================================================================================

    (The accompanying notes are an integral part of the financial statements)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                                                   Three months ended
                                                            March 31,
                                                    2001         2000
                                                       $            $
                                             (unaudited)  (unaudited)
Cash Flows to Operating Activities

  Net loss                                        (7,762)           -

Non-cash Items

  Due to a related party                           2,462            -
  Accounts payable                                 5,300            -
---------------------------------------------------------------------
Net Cash Used by Operating Activities                  -            -
---------------------------------------------------------------------
Cash Flows from Financing Activities

  Advance from a director                            100            -
---------------------------------------------------------------------
Net Cash Provided by Financing Activities            100            -
---------------------------------------------------------------------
Cash Flows from Investing Activities                   -            -
---------------------------------------------------------------------
Net Cash Provided by Investing Activities              -            -
---------------------------------------------------------------------
Change In Cash                                       100            -

Cash - Beginning of Period                             -            -
---------------------------------------------------------------------
Cash - End of Period                                 100            -
=====================================================================
Non-Cash Financing Activities                          -            -
=====================================================================
Supplemental Disclosures

  Interest paid                                        -            -
  Income tax paid                                      -            -

    (The accompanying notes are an integral part of the financial statements)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)


1.   Development  Stage  Company

     XIT Solutions.com Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on June 1, 1999. The Company acquired a license to market and distribute a product in Ohio. As discussed in Note 3, this license was cancelled and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Spain. The grantor of the license offers these products for sale from various suppliers on their Web Site. See Note 4 regarding related party transactions.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.

     A 10SB Registration Statement was filed on April 12, 2001 which automatically will be effective on June 12, 2001.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  December  31.

     (b)  Licenses

          Costs to acquire licenses are capitalized as incurred. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. The license has been written-off to operations as at December 31, 1999 due to cancellation of the Biocatalyst License Agreement.

     (c)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Use  of  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (e)  Revenue  Recognition

          The Company will receive from the Grantor of the License, commissions of 50% of the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (f)  Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.   Licenses

     (a) The Company acquired a license to market and distribute a product in Ohio. The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,167 was written-off to operations. The Company and its shareholder have the right to sue for breach of contract. This license was cancelled and all financial obligations pursuant to the License Agreement were extinguished.

     (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Spain. The license was acquired on February 14, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profit on sales made.


                                                 March 31,    December 31,
                                                      2001            2000
                                                         $               $
                                               (unaudited)     (unaudited)

          License - Biocatalyst

            Cost                                     2,000          2,000
            Less accumulated amortization             (833)          (833)
            Less amount written-off                 (1,167)        (1,167)
          ----------------------------------------------------------------

                                                         -              -
          ================================================================


          License - Vitamineralherb                      -              -
          ================================================================


4.   Related  Party  Transaction

     The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the Secretary/Treasurer of the Company and a director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership.

     The balance owing to the President is non-interest bearing, unsecured and due on demand.


5.   Subsequent  Event

     Subsequent to March 31, 2001 the Company issued 4,500,000 at a price of $0.01 per share for cash and services.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
-----------------------------------------------------------------------------
The following discussion and analysis of XIT Solutions.com Inc.'s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB.

Results  of  Operation
----------------------

During the period from June 1, 1999 (date of inception) through March 31, 2001, XIT Solutions.com Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products. No revenues were received by XIT Solutions.com Inc. during this period.

For the current fiscal year, XIT Solutions.com Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. XIT Solutions.com Inc. anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

XIT Solutions.com Inc.'s business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

Liquidity  and  Capital  Resources
----------------------------------

XIT Solutions.com Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently XIT Solutions.com Inc.'s balance sheet as of March 31, 2001, reflects total assets of $100. During the quarter various expenses of $2,462. were paid for by the President and expensed to operations.

XIT Solutions.com Inc. expects to carry out its plan of business as discussed above. XIT Solutions.com Inc. has no immediate expenses, other than organizational expenses incurred and paid by the president on behalf of XIT
Solutions.com Inc. and $45,000. of additional expenses to be incurred. Peter Merry has served in his capacity as an officer and director of XIT Solutions.com Inc. without compensation. Commencing May 1, 2001 Peter Merry will receive compensation of $5,000. per month and will be devoting 100% of his time to development of the business of XIT Solutions.com Inc.

XIT Solutions.com Inc. has retained Roxborough Financial Group Inc. of Beverly Hills, California to assist in the development of the business and to seek further financing. Roxborough Financial Group Inc. will be paid $5000. per month, commencing May 1, 2001, plus approved expenses. In addition Roxborough Financial Group Inc. will receive a finders fee in keeping with industry standards on financings or business acquisitions arranged by it for XIT Solutions.com Inc.

XIT Solutions.com Inc.'s business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should XIT Solutions.com Inc. determine that its business plan is feasible, it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

In order to determine the feasibility of its business plan, XIT Solutions.com Inc. plans, during the next six to twelve months, to conduct research into these various potential target markets. Should XIT Solutions.com Inc. determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, XIT Solutions.com Inc. believes that during its first operational quarter, it will need a capital infusion of approximately $90,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, XIT Solutions.com Inc. will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit.

In addition, XIT Solutions.com Inc. may engage in a combination with another business. XIT Solutions.com Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which XIT Solutions.com Inc. may eventually combine. XIT Solutions.com Inc. is engaged in confidential discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

XIT Solutions.com Inc. will need additional capital to carry out its business plan or to engage in a combination with another business. Global Warming Solutions Inc., a shareholder of XIT Solutions.com Inc., for share consideration has undertaken to pay $45,000. of XIT Solutions.com Inc. expenses. No additional commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to XIT Solutions.com Inc. or at all. XIT Solutions.com Inc. has no commitments for capital expenditures.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings.

             None;  not  applicable.

Item  2.     Changes  in  Securities.

             None;  not  applicable.

Item  3.     Defaults  Upon  Senior  Securities.

             None;  not  applicable.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

             None;  not  applicable.

Item  5.     Other  Information.

             None;  not  applicable.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

             None.


             DOCUMENTS  INCORPORATED  BY  REFERENCE

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XIT  Solutions.com  Inc.


Date:  May  14,  2001                   By:  /s/  Peter  Merry
                                             ------------------------
                                             Peter  Merry,  President