Form 10QSB
period 2001-06-30
XIT SOLUTIONS COM INC
filed 2001-08-20
CIK 1091294

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  June  30,  2001
                          ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission  File  No.  000-32541
                       ---------

                             XIT Solutions.com Inc.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)


                        Nevada                     76-0609457
            -------------------------------    ------------------
            (State or Other Jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No)

                        Suite 2 - 1070 West Pender Street
                        ---------------------------------
                          Vancouver, BC  V6E 2N7 Canada
                    (Address of Principal Executive Offices)

                                 (604) 647-4965
                                 --------------
                            Issuer's Telephone Number

                                       N/A
                                       ---
          (Former Name or Former Address, if changed since last Report)

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                                 August 20, 2001
                            Common - 9,000,000 shares

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

                             XIT Solutions.com Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  June 30, 2001
                                   (Unaudited)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)

                                                                June 30,   December 31,
                                                                  2001         2000
                                                                    $           $
                                                               (unaudited)   (audited)
ASSETS

Current Asset

  Cash                                                                45              -

License (Note 3)                                                       -              -
----------------------------------------------------------------------------------------

                                                                      45              -
========================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability

  Accounts payable                                                   542          1,200
  Accrued liabilities                                              6,500              -
  Due to related parties                                           4,682          2,000
----------------------------------------------------------------------------------------

                                                                  11,724          3,200
----------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 25,000,000 shares authorized with a par value
  of $0.001; 9,000,000 and 4,500,000 shares issued and
  outstanding respectively                                         9,000          4,500

Additional Paid-in Capital                                        40,575             75
----------------------------------------------------------------------------------------
                                                                  49,575          4,575

Deficit Accumulated During the Development Stage                 (61,254)        (5,775)
----------------------------------------------------------------------------------------
                                                                 (11,679)        (1,200)
----------------------------------------------------------------------------------------

                                                                      45              -
========================================================================================

    (The accompanying notes are an integral part of the financial statements)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)

                                       Accumulated
                                         From
                                       June 1, 1999
                                       (Date of                   Three months                 Six months
                                        Inception)                    ended                       ended
                                      to March 31,                   June 30,                    June 30,
                                          2001           2001         2001          2001          2000
                                           $              $             $            $             $
                                      (unaudited)    (unaudited)   (unaudited   (unaudited)   (unaudited)
Revenue                                          -             -             -            -              -
----------------------------------------------------------------------------------------------------------

Expenses

  Amortization of license                      833             -             -                           -
  Audit and accounting                       2,000             -             -        2,000              -
  Bank charges and interest                    130           130             -          130
  Consulting                                35,000        35,000             -       35,000
  License written-off                        1,167             -             -            -              -
  Office                                     2,665         2,665             -        2,665
  Organizational expenses                    7,475             -             -        4,900              -
  Transfer agent and regulatory              3,304         1,829             -        2,104              -
  Travel                                     8,680         8,093             -        8,680              -
----------------------------------------------------------------------------------------------------------
                                            61,254        47,717             -       55,479              -
----------------------------------------------------------------------------------------------------------
Net loss for the period                    (61,254)      (47,717)            -      (55,479)             -
==========================================================================================================
Net Loss Per Share                                        (0.008)            -       (0.011)             -
==========================================================================================================
Weighted Average Shares Outstanding                    6,000,000     4,500,000    5,250,000      4,500,000
==========================================================================================================

    (The accompanying notes are an integral part of the financial statements)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                                                                              Six months ended
                                                                                      June 30,

                                                                        2001          2000
                                                                         $             $
                                                                    (unaudited)   (unaudited)
Cash Flows to Operating Activities

  Net loss                                                              (55,479)             -

Non-cash Item

  Accounts payable and accrued liabilities                                5,842              -
----------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (49,637)             -
----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of share capital                                              20,000              -
  Advances from a related parties                                        29,682              -
----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                49,682              -
----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities                                          -              -
----------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                     -              -
----------------------------------------------------------------------------------------------
Change In Cash                                                               45              -

Cash - Beginning of Period                                                    -              -
----------------------------------------------------------------------------------------------
Cash - End of Period                                                         45              -
==============================================================================================
Non-Cash Financing Activities
  2,500,000 common shares issued at $0.01 per share for settlement
  of debt to a related party                                             25,000              -
==============================================================================================

Supplemental Disclosures

  Interest paid                                                               -              -
  Income tax paid                                                             -              -

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

     (e)  Revenue  Recognition

          The Company will receive from the Grantor of the License, commissions of 50% of the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature, as the Company has not yet generated any revenue.

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

                                 June 30,     December 31,
                                   2001           2000
                                    $              $
                               (unaudited)    (unaudited)
License - Biocatalyst

Cost                                 2,000           2,000
Less accumulated amortization         (833)           (833)
Less amount written-off             (1,167)         (1,167)
-----------------------------------------------------------

                                         -               -
===========================================================

License - Vitamineralherb                -               -
===========================================================

4.   Related  Party  Transaction

     The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership. The balance owing to the related parties is non-interest bearing, unsecured and due on demand.

5.   Subsequent  Event

     Subsequent to June 30, 2001 the Company advanced $12,000 bearing 7% and due on demand to a company controlled by the President.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------     ----------------------------------------------------------------
The following discussion and analysis of XIT Solutions.com Inc.'s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB.

Results  of  Operation
----------------------
During the period from June 1, 1999 (date of inception) through June 30, 2001, XIT Solutions.com Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products, and exploration of additional business opportunities. No revenues were received by XIT Solutions.com Inc. during this period.

For the current fiscal year, XIT Solutions.com Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. XIT Solutions.com Inc. anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of business.

XIT Solutions.com Inc.'s business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

Liquidity  and  Capital  Resources
----------------------------------

XIT Solutions.com Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity. Consequently XIT Solutions.com Inc.'s balance sheet as of June 30, 2001, reflects total assets of $45. The Company has incurred a loss of $55,479 to date. During the quarter the Company issued 4,500,000 shares at $0.01 per share for $20,000 cash and to settle debt of $25,000. The Company received financial support of $4,682 from the President, Peter Merry, by the consulting firm and shareholder, Roxborough Financial Group Inc., and by the company's major shareholder, Global Warming Solutions Inc., and expensed to operations.

XIT Solutions.com Inc. expects to carry out its plan of business as discussed above. XIT Solutions.com Inc. has no immediate expenses, other than organizational expenses incurred and paid by the president or major shareholders. XIT Solutions major expenses for the quarter and subsequent period to this filing consist of Legal Fees, payment to the President, Peter
Merry, payment to its business consultant, Roxborough Financial Group Inc. Additional expenses are in the nature of normal operating expenses, such as travel, telephone, and filing fees.

XIT Solutions.com Inc.'s business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should XIT Solutions.com Inc. determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

In order to determine the feasibility of its business plan, XIT Solutions.com Inc. plans, during the next six to twelve months, to conduct research into these various potential target markets. Should XIT Solutions.com Inc. determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, XIT Solutions.com Inc. believes that during its first operational quarter, it will need a capital infusion of approximately $90,000. To achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, XIT Solutions.com Inc. will need approximately $260,000. in the event it determines that its market will not pay in advance and it will have to extend credit.

In addition, XIT Solutions.com Inc may engage in a combination with another business. XIT Solutions.com Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which XIT Solutions.com Inc. may eventually combine. XIT Solutions.com Inc. is engaged in confidential discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

XIT Solutions.com Inc. will need additional capital to carry out its business plan or to engage in a combination with another business. Global Warming Solutions Inc., a shareholder of XIT Solutions.com Inc. for share consideration has paid to XIT Solutions.com Inc. and on behalf of XIT Solutions paid financial obligations totalling $25,000. No additional commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to XIT Solutions.com Inc. or at all. XIT Solutions.com Inc. has no commitments for capital expenditures.

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

                                          XIT  Solutions.com  Inc.

Date:  August 20, 2001                    By: /s/ Peter  Merry
       ---------------                        ----------------------
                                              Peter Merry, President