Form 10QSB
period 2001-09-30
XIT SOLUTIONS COM INC
filed 2001-11-14
CIK 1091294

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
                      ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


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


                           Suite 357, 5158-48th Avenue
                            Delta, BC  V4K 5B6 Canada
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (604) 940-0382
                           ---------------------------
                            Issuer's Telephone Number

                                       N/A
                           ---------------------------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)  Yes  X     No        (2)  Yes  X     No
                  ---       ---             ---       ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                November 14, 2001

                            Common - 9,000,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

    Transitional Small Business Issuer Format   Yes  X     No
                                                    ---       ---

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                             XIT Solutions.com Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                               September 30, 2001
                                   (Unaudited)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)

                                                                           September 30,   December 31,
                                                                               2001            2000
                                                                                $                $
                                                                           (unaudited)      (audited)
ASSETS

Current Asset

Note receivable (Note 4)                                                          12,000              -

License (Note 3)                                                                       -              -
--------------------------------------------------------------------------------------------------------
Total Assets                                                                      12,000              -
========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liability

Bank overdraft                                                                       358              -
Accounts payable                                                                       -          1,200
Accrued liabilities                                                                  500              -

Due to related parties (Note 4)                                                   51,726              -
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                         52,584          1,200
--------------------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par value of $0.001;             9,000          4,500
 9,000,000 and 4,500,000 shares issued and outstanding respectively

Additional Paid-in Capital                                                        40,575             75
--------------------------------------------------------------------------------------------------------
                                                                                  49,575          4,575

Donated Capital (Note 4)                                                           3,600              -

Deficit Accumulated During the Development Stage                                 (93,759)        (5,775)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                      (40,584)        (1,200)
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                       12,000              -
========================================================================================================

    (The accompanying notes are an integral part of the financial statements)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                    Accumulated From
                                         June 1, 1999              Three months              Nine months
                                  (Date of Inception)                     ended                    Ended
                                     to September 30,             September 30,            September 30,
                                                 2001         2001         2001         2001        2000
                                                    $            $            $            $           $
Revenue                                             -            -            -            -           -
--------------------------------------------------------------------------------------------------------

Expenses

Amortization of license                           833            -            -            -           -
Audit and accounting                            2,550          550            -        2,550           -
Bank charges and interest                         165           35            -          165           -
Consulting                                     60,325       25,325            -       60,325           -
Legal                                           1,000        1,000            -        1,000           -
License written-off                             1,167            -            -            -           -
Office                                          3,517          852            -        3,517           -
Organizational expenses                         7,475            -            -        4,900           -
Telephone                                       1,312        1,312            -        1,312           -
Transfer agent and regulatory                   2,895         (409)           -        1,695           -
Travel                                          8,920          240            -        8,920           -
Value of rent donated by a related party        3,600        3,600            -        3,600           -
--------------------------------------------------------------------------------------------------------
                                               93,759       32,505            -       87,984           -
--------------------------------------------------------------------------------------------------------
Net loss for the period                       (93,759)     (32,505)           -      (87,984)          -
========================================================================================================
Net Loss Per Share                                            (.01)           -         (.01)          -
========================================================================================================
Weighted Average Shares Outstanding                      9,000,000    4,500,000    7,500,000   4,500,000
========================================================================================================

    (The accompanying notes are an integral part of the financial statements)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)


                                                                                                   Nine months ended
                                                                                                       September 30,
                                                                                                    2001        2000
                                                                                                       $           $
Cash Flows to Operating Activities

Net loss                                                                                         (87,984)          -

Non-cash Items

Value of rent donated by a related party                                                           3,600           -
Accounts payable and accrued liabilities                                                            (700)          -
--------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                                            (85,084)          -
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Issuance of share capital                                                                         20,000           -
Advances from related parties                                                                     76,726           -
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                         96,726           -
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities

Issuance of note receivable                                                                      (12,000)          -
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                                        (12,000)          -
--------------------------------------------------------------------------------------------------------------------
Change In Cash                                                                                      (358)          -

Cash - Beginning of Period                                                                             -           -
--------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                                (358)          -
====================================================================================================================
Non-Cash Financing Activities

2,500,000 common shares issued at $0.01 per share for settlement of
debt to a related party                                                                           25,000           -
====================================================================================================================
Supplemental Disclosures

Interest paid                                                                                          -           -
Income tax paid                                                                                        -           -

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

     A 10SB Registration Statement was filed on April 12, 2001 which became effective on June 12, 2001.

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

4.   Related  Party  Transactions

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

     Rent of $3,600 contributed by the President was charged to operations and treated as donated capital.

Item  2,  Management's  Discussion  and  Analysis  of  Plan  of  Operation
--------------------------------------------------------------------------

The following discussion and analysis of XIT Solutions.com Inc.'s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB.

During the period from June 1, 1999 (date of inception) through September 30, 2001, XIT Solutions.com Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products, and exploration of additional business opportunities. No revenues were received by XIT Solutions.com Inc. during this period.

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

Liquidity  and  Capital  Resources
----------------------------------

XIT Solutions.com Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity. Consequently XIT Solutions.com Inc.'s balance sheet as of September 30, 2001, reflects total assets of $12,000. The Company has incurred a loss of $93,759 to date. During the quarter the Company received financial support of $47,044 from the President, Peter Merry and from Roxborough Financial Group Inc., a major shareholder of which $28,065 was charged to operations, to pay debts of $6,000 and $12,000 was loaned to a company controlled by the President. The loan bears interest at 7%, is due on demand and is secured by a promissory note. The President donated rent of $3,600 which was charged to operations and treated as donated capital.

XIT Solutions.com Inc. expects to carry out its plan of business as discussed above. XIT Sollutions.com Inc. has no immediate expenses, other than organizational expenses incurred and paid by the president or major shareholders. XIT Solutions major expenses for the quarter and subsequent period to this filing consist of Legal Fees, payment to the President, Peter Merry, payment to its business consultant, Roxborough Financial Group Inc additional expenses are in the nature of normal operating expenses, such as travel, telephone, and filing fees.

XIT Solutions.com Inc.'s business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should XIT Solutions.com Inc. determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the internet.

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

Douglas Levell has been appointed to the Board of Directors and will serve as Corporate Secretary. Mr. Levell is currently Treasurer and Director of Administrative Services of the Islands Trust, a government agency having jurisdiction in the Georgia Basin region of British Columbia. Previously Mr. Levell was comptroller of Cedar Creek Winery.

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

                                         XIT  Solutions.com  Inc.

Date: November 14, 2001                  By:  /s/  Peter Merry
      -----------------                     ------------------------
                                            Peter Merry, President