Form 10KSB
period 2001-12-31
XIT SOLUTIONS COM INC
filed 2002-03-29
CIK 1091294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from               to
                                                  -------------    -------------

                         Commission file number
                                                --------------------------------


                            XIT SOLUTIONS.COM, INC.
               --------------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                   6-0609457
--------------------------------------      (I.R.S. Employer Identification No.)
   (State or other jurisdiction of
    incorporation or organization)

            12 - 4855, 57th St                             V4K 3E7
            Delta, B.C. Canada                ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number (604) 940-0382
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class                   Name of each exchange on which
                                                        Registered


   -----------------------------------     -----------------------------------

   -----------------------------------     -----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock, par value $0.001
--------------------------------------------------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check  if there is no disclosure of delinquent filers in response to Item 405 of
                                                                     -----------
Regulation  S-B  is  not  contained  in  this  form,  and  no disclosure will be
---------------
contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues  for  2000  were  $0.00.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001, computed at which the stock was sold, was $45,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2001 is 9,000,000.

Transitional  Small  Business  Disclosure Format (Check one): Yes    ; No  X
                                                                  ---     ---


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     XIT SOLUTIONS.COM, INC. was incorporated under the laws of the State of Nevada on June 1, 1999, and is in its early developmental and promotional stages. To date, XIT SOLUTIONS.COM's only activities have been organizational, directed at acquiring and developing its principal asset, raising its initial capital and developing its business plan. XIT SOLUTIONS.COM has not commenced commercial operations. XIT SOLUTIONS.COM has no full time employees and owns no real estate. XIT SOLUTIONS.COM's business plan is to determine the feasibility of selling Vitamineralherb.com products to specific markets. Should XIT SOLUTIONS.COM determine that the plan is feasible it intends to market high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients.

     XIT SOLUTIONS.COM currently intends to focus its efforts on the development and operation of internet marketing of Vitamineralherb products in it's licensed area of Spain.

CORPORATE ORGANIZATION AND HISTORY

XIT SOLUTIONS.COM, INC. was incorporated pursuant to the laws of the State of Nevada on June 1, 1999.

XIT SOLUTIONS.COM, INC. does not have any subsidiaries.

XIT SOLUTIONS.COM, INC. was granted a permit, license or certificate for business activities conducted within the State of Nevada on June 1, 1999.

ACQUISITION OF THE LICENSE

     On February 14, 2000, XIT SOLUTIONS.COM acquired a sub-license agreement with David R. Mortenson & Associates (the "license"). The License grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Spain via the Internet. XIT SOLUTIONS.COM acquired the license under the terms of a settlement agreement by and between XIT SOLUTIONS.COM and Mortenson & Associates, an affiliate of Vitamineralherb.com. Mortenson & Associates had granted XIT SOLUTIONS.COM a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and wastewater in septic tanks and wastewater treatment facilities. Mortenson Associates was unable to fulfill its obligations to XIT SOLUTIONS.COM under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to XIT SOLUTIONS.COM the license to distribute VITAMINERALHERB.COM products in part for its agreement not to pursue its claims against Mortenson & Associates.

THE LICENSE

     XIT SOLUTIONS.COM has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. XIT SOLUTIONS.COM's
territory is the country of Spain.   The license will automatically be renewed
unless XIT SOLUTIONS.COM or Vitamineralherb.com gives the other notice of its intent not to renew.

     Vitamineralher.com has agreed to provide certain business administrative services to XIT SOLUTIONS.COM, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling XIT SOLUTIONS.COM to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfillment system will be provided by Vitamineralherb.com, while others, such as product development and store inventory, will be provided by the product supplier. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up, which Vitamineralherb.com and XIT SOLUTIONS.COM share equally.

     XIT SOLUTIONS.COM and its customers will also be able to request quotes for and order custom-formulated and custom-labeled products via the website. Three different labeling options are available to customers. First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professionals.

     When a fitness or health professional becomes a client, XIT SOLUTIONS.COM's salesperson will show the client how to access the Vitamineralherb website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website. It is anticipated that the customer will pay for the purchase with a credit card, electronic check ("e-check"), or debit card. All products will be shipped by the manufacturer directly to the professional or its clients.

     The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to the manufacture. Vitanmineralherb.com then forwards the money due XIT SOLUTIONS.COM via electronic funds transfer, Vitamineralherb's software tracks all sales through the customer's identification number, and at month end, e-mails to XIT SOLUTIONS.COM and customer a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first.

BACKGROUND ON MANUFACTURER

     On July 5, 2001, Vitamineralherb.com entered into a Letter of Agreement with Gaia Garden Herbal Dispensary, located in Vancouver, British Columbia, Canada. Gaia Garden has agreed to provide, at a pre-determined wholesale price, vitamin and herbal products to Vitamineralherb.com, its license holders and clients. Gaia Garden Herbal Dispensary also has the capability to supply privately labeled products for XIT SOLUTIONS individual clients and customers.

     XIT SOLUTIONS.COM anticipates that Vitamineralher.com will enter into an agreement to supply Rain Forest products, which will enhance and broaden the product line available.

INDUSTRY BACKGROUND

     The Internet has become an increasingly significant medium for communication, information and commerce. According to NUA Internet Surveys, as of February 2000, there were approximately 25.5 million Internet users worldwide. At the IDC Internet Executive Forum held on September 28-29, 1999, IDC stated that in 1999 US $109 billion in purchases involved the Internet. IDC's vice president, Sean Kaldor, indicated that figure is expected to increase more than ten-fold over the next five years to US $1.3 trillion in 2003, with $842 million completed directly over the world-wide web. XIT SOLUTIONS.COM believes that this dramatic growth presents significant opportunities for online retailers.

     In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. According to Jupiter Communications, online sales of such products are expected to be US $434 million in the year 2003, up from $1 million in 1998. XIT SOLUTIONS.COM believes that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care, favorable consumer attitudes toward alternative health products and a favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994.


COMPETITION

     The electronic commerce industry is new, rapidly evolving and intensely competitive, and XIT SOLUTIONS.COM expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

     XIT SOLUTIONS.COM's competitors can be divided into several groups including:

     - traditional vitamins, supplements, minerals and alternative health products retailers;

     - the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;

     - online retailers of pharmaceutical and other health-related product that also carry vitamins, supplements, minerals and alternative health products;

     - independent online retailers specializing in vitamins, supplements, minerals and alternative health products;

     - mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and

     - direct sales organizations, retail drugstore chains, health food store merchants, mass-market retail chains and various manufactures of alternative health products.

     Many of XIT SOLUTIONS.COM's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than XIT SOLUTIONS.COM has. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than XIT SOLUTIONS.COM does. Increased competition may result in reduced operating margins and loss of market share.

     XIT SOLUTIONS.COM believes that the principal competitive factors in its market are:

     -    ability to attract and retain customers;

     -    breadth of product selection;

     -    product pricing;

     -    ability to customize products and labeling

     -    quality and responsiveness of customer service.


     XIT SOLUTIONS.COM believes that it can compete favorably on these factors. However, XIT SOLUTIONS.COM will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, XIT SOLUTIONS.COM's online competitors can duplicate many of the products or services offered on the Vitamineralherb.com site.

          XIT SOLUTIONS.COM believes that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

     - Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.

     - Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

     - Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate higher prices.

     As a result of the foregoing limitations, XIT SOLUTIONS.COM believes there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

     XIT SOLUTIONS.COM hopes to attract and retain consumers through the following key attributes of its business:

     - Broad Expandable Product Assortment. XIT SOLUTIONS.COM's product selection is substantially larger than that offered by store-based retailers.

     - Low Product Prices. Product prices can be kept low due to volume purchases through XIT SOLUTIONS.COM's affiliation with Vitamineralherb.com and other licensees. Product prices will also be lower due to XIT SOLUTIONS.COM's lack of need of inventory and warehouse space. All products are shipped from the manufacturer.

     - Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.

     - Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.


REGULATORY ENVIRONMENT

     The manufacturing, processing, formulating, packaging, labeling and advertising of the products XIT SOLUTIONS.COM sells may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

     In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws was adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in XIT SOLUTIONS.COM's sales.

EMPLOYEES

     XIT SOLUTIONS.COM is a development stage company and currently has no employees. XIT SOLUTIONS.COM is currently managed by Peter Merry, President and director. XIT SOLUTIONS.COM looks to Mr. Merry for his entrepreneurial skills and talents. For a complete discussion of Mr. Merry's experience, please see "Directors and Executive Officers." Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. XIT SOLUTIONS.COM may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation could include the right to acquire stock in XIT SOLUTIONS.COM, which would dilute the ownership interest of holders of existing shares of its common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

     XIT SOLUTIONS.COM owns no real property. XIT SOLUTIONS.COM rents office space on a month-to-month basis at 12-4855, 57th St., Delta, British Columbia V4K 3E7.

ITEM 3. LEGAL PROCEEDINGS.

     XIT SOLUTIONS.COM is not a party to any legal proceedings and to XIT SOLUTIONS.COM's knowledge, no such proceedings are threatened or contemplated. At this time, XIT SOLUTIONS.COM has no bankruptcy, receivership, or similar proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of XIT SOLUTIONS.COM during the fourth quarter of the fiscal year. XIT SOLUTIONS.COM intends to hold its annual general meeting during the second quarter of the current fiscal year.



                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     No established public trading market exists for XIT SOLUTIONS.COM's securities. XIT SOLUTIONS.COM has no common equity subject to outstanding purchase options or warrants. XIT SOLUTIONS.COM has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or that XIT SOLUTIONS.COM has agreed to register under the Securities Act of 1933, as amended, for sale by shareholders.

     As of December 31, 2001 there were 16 shareholders of record.

     All share issuances by XIT SOLUTIONS.COM have been previously included in its Form 10-SB, filed with the Commission on April 12, 2001.

     XIT SOLUTIONS.COM has not previously declared or paid any dividends on its Common Stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of XIT SOLUTIONS.COM Inc.'s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB.

During the year ending December 31, 2001, XIT SOLUTIONS.COM Inc. has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. No revenues were received by XIT SOLUTIONS.COM Inc. during this period.

For the current fiscal year, XIT SOLUTIONS.COM Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with filings under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. XIT SOLUTIONS.COM Inc. anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of business.

Plan of Operation
-----------------

XIT SOLUTIONS.COM Inc.'s business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

XIT SOLUTIONS.COM Inc. has taken the following steps toward meeting the milestones set out in the Form 10SB:

     Milestone 1: Market Survey. XIT SOLUTIONS.COM Inc. has retained an independent consultant to carry out the market survey. The market survey is now in progress.

     Milestone 2: Hire Salespeople. XIT SOLUTIONS.COM Inc., through it's consultants has taken initial steps toward hiring two sales people to handle initial marketing of the Vitamineralherb products. Finalization of hiring sales people awaits completion of the market survey,

     Milestone 3: Establish an office. XIT SOLUTIONS.COM Inc. has identified two potential office locations in Spain. Finalization of the office location awaits completion of the market survey.

     Milestone 4: Development of Advertising Campaign. XIT SOLUTIONS.COM Inc. has begun laying out its advertising campaign. Included in this is translating the Vitamineralherb product list into Spanish and creating a website in Spanish, both of which are now underway. Development of a Spanish web-site is being done cooperatively with Vitamineralherb.com. It is anticipated that the translations and website creation will be complete by the time the market survey is finished.

     Milestone 5: Implementation of Advertising Campaign/Sales Calls. This would begin after completion of Milestones 1-4.

     Milestone 6: Achieve Revenues. This will not be accomplished until after completion of Milestones 1-4, and implementation of Milestone 5.

     XIT SOLUTIONS.COM Inc. is now in negotiations to acquire the rights to patented technology that holds the potential of being adaptable to a lower cost, higher efficiency turbine or engine that can be adapted to many different types of fuels.

Liquidity and Capital Resources
-------------------------------

XIT SOLUTIONS.COM Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the December 31, 2001 audited financial statements. Consequently XIT SOLUTIONS.COM Inc.'s balance sheet as of December 31, 2001, reflects total assets of $12,000, and current liabilities of $37,666.

XIT SOLUTIONS.COM Inc. expects to carry out its plan of business as discussed above. XIT Sollutions.com Inc. has no immediate expenses, other than organizational expenses, milestone implementation expenses, and expenses associated with identifying further business opportunities. Payment of these expenses will be made by the directors or major shareholders until such time as suitable financing is arranged.

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

In order to determine the feasibility of its business plan, XIT SOLUTIONS.COM Inc. has been conducting research into these various potential target markets. This research is ongoing. Should XIT SOLUTIONS.COM Inc. determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, XIT SOLUTIONS.COM Inc. believes that during its first operational quarter, it will need a capital infusion of approximately $90,000. to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, XIT SOLUTIONS.COM Inc. will need approximately $260,000. in the event it determines that its market will not pay in advance and it will have to extend credit.

In addition, XIT SOLUTIONS.COM Inc may engage in a combination with another business. XIT SOLUTIONS.COM Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which XIT SOLUTIONS.COM Inc. may eventually combine. XIT SOLUTIONS.COM Inc. has been engaged in confidential discussions concerning potential business combinations, but has not entered into any agreement for such a combination (see Plan of Operation).

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

ITEM 7. FINANCIAL STATEMENTS.

The information requested by this item is set forth in Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

XIT SOLUTIONS.COM has had no disagreements with Accountants on Accounting and Financial Disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



     The following table sets forth the name, age and position of each director and executive officer of XIT SOLUTIONS.COM


     NAME                    AGE     POSITION
     ----                    ---     --------

     Peter Merry              55     CEO, President, Treasurer, and Director

     Douglas Levell           48     Secretary

Peter Merry. In the last five years Peter Merry has engaged in various commercial activities concentrated in the water and food industry. During 1996 and 1997 he was president of Lucky Break Gold Inc., a mineral exploration company, which traded on the Vancouver Stock Exchange. From 1998 to 1999 he practiced law as a sole practitioner in Vancouver, British Columbia, primarily in the areas of corporate and commercial law. In 2000, Mr. Merry was an independent business consultant focusing on the water and food industry. Since February 2001 he has been president of XIT SOLUTIONS.COM.

Douglas Levell. Since 1992, Douglas Levell has been employed as Treasurer and Director of Administrative Services of the Islands Trust, a government agency having jurisdiction in the Georgia Basin region of British Columbia. Prior to that Mr. Levell was comptroller of Cedar Creek Winery, or British Columbia.

TERMS OF OFFICE

Directors of XIT SOLUTIONS.COM are appointed for one-year terms to hold office until the next annual general meeting of the shareholders or until removed from office in accordance with the company's by-laws. Officers are appointed by the Board of Directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

XIT SOLUTIONS.COM does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information as to XIT SOLUTIONS.COM.s Chief Executive Officer and the highest paid officers and directors for our last fiscal year ended December 31, 2001. No other compensation was paid to any such officers or directors during this time period.

                                 Annual Compensation Table

          Annual Compensation                         Long Term Compensation
          -------------------                         ----------------------
                                         Other
                                         Annual                                      All
                                          Com-   Restricted                        Other
                                          Pen-     Stock     Options      LTIP     Compen-
Name       Title    Year  Salary  Bonus  sation   Awarded    SARs(#)   payouts($)  sation
-------  ---------  ----  ------  -----  ------  ----------  --------  ----------  -------
Peter    Director,  2001  25,000      0       0           0         0           0        0
Merry    CEO,
         President
         And
         Treasurer

Douglas  Director   2001       0      0       0           0         0           0        0
Levell   and
         Secretary


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below provides the beneficial ownership of our common stock by each person known by XIT SOLUTIONS.COM to beneficially own more than 5% of XIT SOLUTION.s common stock outstanding as of December 31, 2000 and by the officers and directors of XIT SOLUTIONS.COM as a group. Except as otherwise indicated, all shares are owned directly.

                                      Amount of
                  Name and Address    beneficial   Percent
Title of class  of beneficial owner   ownership   of class
--------------  --------------------  ----------  ---------

Common Stock    Global Warming
                Solutions Corp.       See table         50%
                (Beneficial Owner
                Peter Merry
                #12 -4855, 57 St.     below
                Delta, BC, Canada
                V4K 3E7)

Other than management listed below, XIT SOLLUTIONS.COM knows of no other person who is the beneficial owner of more than five percent of XIT SOLUTIONS.COM's common stock.

                                       Amount of
                  Name and Address     beneficial  Percent
Title of class   of beneficial owner   ownership   of class
--------------  ---------------------  ---------  ----------

Common Stock    Global Warming         4,500,000          50
                Solutions Corp.
                (Beneficial Owner,
                Peter Merry
                #12 - 4855, 57th St.
                Delta, BC, Canada
                V4K 3E7)

Stock ownership of officers, directors and more than 5% shareholders

                                                            12/31/2001
                    COMMON    OPTIONS  WARRANTS    TOTAL    PERCENTAGE
                  ----------  -------  --------  ---------  ----------

Global Warming
Solutions Corp.    4,500,000        0         0  4,500,000          50
(Peter Merry)
Douglas Levell             0        0         0          0           0
ALL OFFICERS/
DIRECTORS          4,500,000        0         0  4,500,000          50

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No director, executive officer or nominee for election as a director of XIT SOLUTIONS.COM, and no owner of five percent or more of XIT SOLUTIONS.COM's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount received exceeds $60,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
                                 --------
(a)  Financial Statements

XIT SOLUTIONS.COM's audited Financial Statements, as described below, are attached hereto.

1.   Audited  Financial  Statements for year ended December 31, 2001, including;
     (a)  Independent Auditors Report
     (b)  Balance Sheets
     (c)  Statements of Operations
     (d)  Statements of Cash Flows
     (e)  Statement of Stockholders' equity
     (f)  Notes to the Financial Statements

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed were filed during the last quarter of the period covered by this report.

(c)  Exhibits

Exhibit 3.1:     Articles of Incorporation*

Exhibit 3.2     Bylaws*

Exhibit 4.1     Specimen Common Stock Certificate*

Exhibit 4.2 License Agreement Between Vitamineralherb.com, Inc. and XIT SOLUTIONS.COM, INC.*


* AS PREVIOUSLY FILED AS AN EXHIBIT TO XIT SOLUTIONS.COM'S FORM 10-SB FILED WITH THE COMMISSION ON APRIL 12, 2001.


XIT Solutions.com Inc.
(A Development Stage Company)


Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . .    F-1

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . .    F-3

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . .    F-4

Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . .    F-5

Notes to the Financial Statements . . . . . . . . . . . . . . . . .   F-6 to F-7

                                [GRAPHIC OMITTED]


M A N N I N G  E L L I O T                11th floor, 1050 West Pender Street,
                                          Vancouver, BC, Canada V6E 357
CHARTERED ACOUNTANTS                      Phone: 604.714.3600  Fax: 604.714.3669
                                          Web:  manningelliott.com



                          Independent Auditors' Report
                          ----------------------------

To the Stockholders and Directors
of XIT Solutions.com Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of XIT Solutions.com Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows for the period from June 1, 1999 (Date of Inception) to December 31, 2001 and the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of XIT Solutions.com Inc. (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the period from June 1, 1999 (Date of Inception) to December 31, 2001, and the years ended December 31, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred start-up losses to date. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CHARTERED ACCOUNTANTS
Vancouver, Canada
January 31, 2002

XIT Solutions.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                          December 31,    December 31,
                                                              2001            2000
                                                               $               $
ASSETS

Current Asset

   Note receivable (Note 4)                                     12,000               -
---------------------------------------------------------------------------------------
Total Assets                                                    12,000               -
=======================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Bank overdraft                                                     8               -
  Accounts payable                                               1,209           1,200
  Accrued liabilities                                            1,000               -
  Due to related parties (Note 4)                               35,449               -
---------------------------------------------------------------------------------------
Total Current Liabilities                                       37,666           1,200
---------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par
value of $0.001; 9,000,000 and 4,500,000 shares issued
and outstanding respectively                                     9,000           4,500

Additional Paid-in Capital                                      40,575              75
---------------------------------------------------------------------------------------
                                                                49,575           4,575

Donated Capital (Note 4)                                         5,100               -

Deficit Accumulated During the Development Stage               (80,341)         (5,775)
---------------------------------------------------------------------------------------
Total Stockholders' Deficit                                    (25,666)         (1,200)
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                     12,000               -
=======================================================================================


                                      F-2
    (The accompanying notes are an integral part of the financial statements)

XIT Solutions.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                                                         Accumulated
                                                            From
                                                        June 1, 1999
                                                          (Date of               Year
                                                         Inception)              Ended
                                                       to December 31,         December 31,
                                                            2001            2001         2000
                                                              $               $           $
Revenue                                                              -            -            -
-------------------------------------------------------------------------------------------------
Expenses

  Amortization of license                                          833            -            -
  Audit and accounting                                           3,550        3,550            -
  Bank charges and interest                                        287          287            -
  Consulting (Note 4(e))                                        37,825       37,825            -
  Legal                                                          1,000        1,000            -
  License written-off                                            1,167            -            -
  Office                                                         5,651        5,651            -
  Organizational expenses                                        7,475        4,900            -
  Telephone                                                      2,763        2,763            -
  Transfer agent and regulatory                                  4,379        3,179            -
  Travel                                                        10,311       10,311            -
  Value of rent donated by a related party (Note 4(d))           5,100        5,100            -
-------------------------------------------------------------------------------------------------
                                                                80,341       74,566            -
-------------------------------------------------------------------------------------------------
Net Loss For The Period                                        (80,341)     (74,566)           -
=================================================================================================
Net Loss Per Share                                                             (.01)           -
=================================================================================================
Weighted Average Shares Outstanding                                       7,750,000    4,500,000
=================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                      F-3
    (The accompanying notes are an integral part of the financial statements)

XIT Solutions.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
                                                          Accumulated
                                                             from
                                                         June 1, 1999
                                                           (Date of
                                                          Inception)             Years ended
                                                        to December 31,          December 31,
                                                             2001              2001        2000
                                                               $                $           $
Cash Flows to Operating Activities

   Net loss                                                     (80,341)        (74,566)       -

Non-cash Items

  Value of rent donated by a related party                        5,100           5,100        -

Non-cash working capital items

   Expenses not paid with cash                                    2,575               -        -
   Amortization of license                                          833               -        -
   License written off                                            1,167               -        -
   Increase in accounts payable and accrued liabilities           9,697           8,497
-------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                           (60,969)        (60,969)       -
-------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of share capital                                      20,000          20,000        -
  Advances from related parties                                  52,961          52,961        -
-------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        72,961          72,961        -
-------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities

  Loan to a related party                                       (12,000)        (12,000)       -
-------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                       (12,000)        (12,000)       -
-------------------------------------------------------------------------------------------------
Change In Cash                                                       (8)             (8)       -

Cash - Beginning of Year                                              -               -        -
-------------------------------------------------------------------------------------------------
Cash - End of Year                                                   (8)             (8)       -
=================================================================================================

Non-Cash Financing Activities

 A total of 2,000,000 shares were issued for the
 acquisition of a License (Note 3)                                2,000               -        -

 Organization costs paid for by a director for no
 consideration treated as additional paid in capital                 75               -        -

 2,500,000 common shares issued at $0.01 per share
 for settlement of debt to a related party                       25,000          25,000        -
-------------------------------------------------------------------------------------------------
                                                                 27,075          25,000        -
=================================================================================================

Supplemental Disclosures

   Interest paid                                                      -               -        -
   Income tax paid                                                    -               -        -


                                      F-4
    (The accompanying notes are an integral part of the financial statements)

XIT Solutions.com Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From June 1, 1999 (Date of Inception) to December 31, 2001
(expressed in U.S. dollars)

                                                                                Deficit
                                                                              Accumulated
                                                       Additional             During the
                                                         Paid-in              Development
                                    Shares    Amount     Capital     Total       Stage
                                       #         $          $          $           $
Balance - June 1, 1999 (Date of
Inception)                                 -        -            -        -             -

 Stock issued for $2,500 of
 organizational expenses           2,500,000    2,500            -    2,500             -

 Additional paid in capital for
 organizational expenses incurred
 by a director on behalf of the
 Company                                   -        -           75       75             -

 Stock issued for License          2,000,000    2,000            -    2,000             -

Net loss for the period                    -        -            -        -        (5,775)
------------------------------------------------------------------------------------------
Balance - December 31, 1999        4,500,000    4,500           75    4,575        (5,775)

Net loss for the year                                                                   -
------------------------------------------------------------------------------------------
Balance - December 31, 2000        4,500,000    4,500           75    4,575        (5,775)

 Stock issued for cash             2,000,000    2,000       18,000   20,000             -

 Stock issued for settlement of
 debt to a related party           2,500,000    2,500       22,500   25,000             -

Net loss for the year                                                             (74,566)
------------------------------------------------------------------------------------------
Balance - December 31, 2001        9,000,000    9,000       40,575   49,575       (80,341)
==========================================================================================


                                      F-5
    (The accompanying notes are an integral part of the financial statements)

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


4.   Related Party Transactions

     (a) The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the former
          Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership.

     (b) The balance owing to the related parties is non-interest bearing, unsecured and due on demand.

     (c) The Company advanced $12,000, bearing interest at 7% per annum and due on demand, to Modern Water Technologies Inc. an operating company controlled by the President of the Company. This loan was provided ahead of an agreement to merge with Modern Water Technologies Inc. to advance its business. The merger is unlikely to proceed and the loan will be repaid by December 31, 2002.

     (d) Rent of $5,100 contributed by the President was charged to operations and treated as donated capital.

     (e) Consulting fees of $25,000 and $12,500 were paid to the President of the Company and a shareholder respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            XIT SOLUTIONS.COM, INC.
                        --------------------------------
                                  (Registrant)

               By
                  -----------------------------------------------
                             Peter Merry, President

              Date              March 27, 2002
                  -----------------------------------------------

               By
                  -----------------------------------------------

                            Douglas Levell, Secretary

               Date             March 27, 2002
                  -----------------------------------------------


     *    Print the name and title of each signing officer under his signature.