Form 10QSB
period 2002-03-03
XIT SOLUTIONS COM INC
filed 2002-05-15
CIK 1091294

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  March  31,  2002
                          ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                  to
                                   -----------------  -----------------

Commission  File  No.  000-32541
                       ---------

                             XIT Solutions.com Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                              76-0609457
------                                                              ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No)

                          Suite 357, 5158 - 48th Avenue
                           Delta, BC  V4K 5B6  Canada
                          -----------------------------
                    (Address of Principal Executive Offices)

                                 (604) 940-0382
                                 --------------
                            Issuer's Telephone Number

                        Suite 2 - 1070 West Pender Street
                         Vancouver, BC V6E 2N7 Canada
           -----------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                  May 13, 2002

                            Common - 9,000,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format     Yes    X     No
                                                    ---       ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

XIT Solutions.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                            March 31,     December 31,
                                                               2002           2001
                                                                $              $
                                                           (unaudited)     (audited)
ASSETS

Current Assets

  Cash                                                             326               -
  Note receivable (Note 4)                                      12,000          12,000
---------------------------------------------------------------------------------------
Total Assets                                                    12,326          12,000
=======================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Bank overdraft                                                   108               8
  Accounts payable                                               3,681           1,209
  Accrued liabilities                                            1,000           1,000
  Due to related parties (Note 4)                               38,709          35,449
---------------------------------------------------------------------------------------
Total Current Liabilities                                       43,498          37,666
---------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par
value of $0.001; 9,000,000 shares issued and outstanding         9,000           9,000

Additional Paid-in Capital                                      40,575          40,575
---------------------------------------------------------------------------------------

                                                                49,575          49,575

Donated Capital (Note 4)                                        21,600           5,100

Deficit Accumulated During the Development Stage              (102,347)        (80,341)
---------------------------------------------------------------------------------------
Total Stockholders' Deficit                                    (31,172)        (25,666)
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                     12,326          12,000
=======================================================================================


    (The accompanying notes are an integral part of the financial statements)

XIT Solutions.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                              Accumulated From
                                                                June 1, 1999            Three Months
                                                            (Date of Inception)            Ended
                                                                to March 31,             March 31,
                                                                    2002             2002         2001
                                                                     $                 $            $
Revenue                                                                       -            -            -
----------------------------------------------------------------------------------------------------------

Expenses

  Amortization of license                                                   833                         -
  Audit and accounting                                                    4,900        1,350        2,000
  Bank charges and interest                                                 457          170            -
  Consulting (Note 4(e))                                                 37,825            -            -
  Legal                                                                   1,147          147            -
  License written-off                                                     1,167            -            -
  Office                                                                  6,133          482            -
  Organizational expenses                                                 7,475            -        4,900
  Telephone                                                               4,413        1,650            -
  Transfer agent and regulatory                                           4,958          579          275
  Travel                                                                 11,439        1,128          587
  Value of rent donated by a related party (Note 4(d))                    6,600        1,500            -
  Value of services donated by related parties (Note 4(d))               15,000       15,000            -
----------------------------------------------------------------------------------------------------------
                                                                        102,347       22,006        7,762
----------------------------------------------------------------------------------------------------------
Net Loss For The Period                                                (102,347)     (22,006)      (7,762)
==========================================================================================================
Net Loss Per Share                                                                         -            -
==========================================================================================================
Weighted Average Shares Outstanding                                                9,000,000    4,500,000
==========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)




    (The accompanying notes are an integral part of the financial statements)

XIT Solutions.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                             2002         2001
                                                               $            $
Cash Flows to Operating Activities

  Net loss                                                   (22,006)      (7,762)

Adjustments to reconcile net loss to cash

  Value of rent and services donated by related parties       16,500            -

  Non-cash working capital items

    Increase in accounts payable and accrued liabilities       2,472        5,300
----------------------------------------------------------------------------------
Net Cash Used by Operating Activities                         (3,034)      (2,462)
----------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Advances from related parties                                3,260        2,562
----------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                      3,260        2,562
----------------------------------------------------------------------------------

Change In Cash                                                   226          100

Cash - Beginning of Period                                       100            -
----------------------------------------------------------------------------------
Cash - End of Period                                             326          100
==================================================================================
Non-Cash Financing Activities                                      -            -
==================================================================================
Supplemental Disclosures

  Interest paid                                                    -            -
  Income tax paid                                                  -            -



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

     e)   Interim  Financial  Statements

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

     (b) The balances owing to related parties are non-interest bearing, unsecured and due on demand.

     (c) The Company advanced $12,000, bearing interest at 7% per annum and due on demand, to Modern Water Technologies Inc. an operating company controlled by the President of the Company. This loan was provided ahead of an agreement to merge with Modern Water Technologies Inc. to advance its business. The merger is unlikely to proceed and the loan will be repaid by December 31, 2002.

     (d) Rent of $1,500 contributed by the President was charged to operations and treated as donated capital.

     (e) Consulting fees of $15,000 were donated by the President of the Company and a shareholder respectively.

Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

The following discussion and analysis of XIT Solutions.com Inc.'s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB.

During the period from June 1, 1999 (date of inception) through March 31, 2002, XIT Solutions.com Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. No revenues were received by XIT Solutions.com Inc. during this period.

For the current fiscal year, XIT Solutions.com Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with filings under the Securities Exchange Act of 1934, as amended, expenses associated with setting up a company structure to begin implementing its Vitamineralherb business plan, and expenses associated with an anticipated energy related business combination. XIT Solutions.com Inc. anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of business.

XIT Solutions.com Inc.'s business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products. If XIT Solutions.com, Inc's current negotiations to acquire development rights on certain patented turbine technology are concluded successfully, it plans to diversify its business into the area of energy and energy production.

Liquidity  and  Capital  Resources
----------------------------------

XIT Solutions.com Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity. Consequently XIT Solutions.com Inc.'s balance sheet as of March 31, 2002, reflects total assets of $12,000 in the form of a note receivable and $326 in cash. During the quarter various expenses of $3,260 were paid by the President and a major shareholder and charged to operations.

XIT Solutions.com Inc. expects to carry out its plan of business as discussed above. XIT Sollutions.com Inc. has no immediate expenses, other than organizational expenses incurred and paid by the officers or major shareholders. XIT Solutions major expenses for the quarter and subsequent period to this filing consist of Audit Fees. Additional expenses are in the nature of normal operating expenses, such as travel, telephone, and filing fees.

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

In order to determine the feasibility of its business plan, XIT Solutions.com Inc. plans, during the next six to twelve months, to continue to conduct research into these various potential target markets. Should XIT Solutions.com Inc. determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Steps have been initiated to complete both these milestones. In addition the XIT Solutions.com, Inc. has identified a suitable office location in the first target market, is working on completion of an internet web-site to market Vitamineralherb and other related products.

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

XIT Solutions.com Inc. is now engaged in confidential discussions concerning potential business combinations, but has not entered into any agreement for such a combination. These negotiations focus on acquiring the rights to patented technology that holds the potential of being adaptable to a lower cost, higher efficiency turbine or engine that can be adapted to many different types of fuels.

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

                                        XIT Solutions.com Inc.


Date:  May 13, 2002                     By:  /s/ Peter Merry
                                             ---------------------------
                                             Peter Merry, President