Form 10QSB
period 2002-06-30
XIT SOLUTIONS COM INC
filed 2002-08-14
CIK 1091294

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002
                      -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _______  to  _______

Commission  File  No.  000-32541
                       ---------

                             XIT Solutions.com Inc.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

  Nevada                                                         76-0609457
  ------                                                  -----------------
  (State or Other Jurisdiction of                         (I.R.S.  Employer
  incorporation  or  organization)                       Identification No)

                          Suite 357, 5158 - 48th Avenue
                            Delta, BC V4K 5B6 Canada
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 940-0382
                       -----------------------------------
                            Issuer's Telephone Number

                        Suite 2 - 1070 West Pender Street
                          Vancouver, BC V6E 2N7 Canada
                       -----------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                 August 13, 2002

                            Common - 9,000,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format       Yes    X    No
                                                      ---       ---

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)

                                                             June 30,   December 31,
                                                               2002         2001
                                                                 $           $
                                                            (unaudited)   (audited)
ASSETS

Current Assets

  Cash                                                            325              -
  Note receivable (Note 4)                                     12,000         12,000
-------------------------------------------------------------------------------------

Total Assets                                                   12,325         12,000
=====================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Bank overdraft                                                  334              8
  Accounts payable                                                732          1,209
  Accrued liabilities                                             500          1,000
  Due to related parties (Note 4)                              53,516         35,449
-------------------------------------------------------------------------------------

Total Current Liabilities                                      55,082         37,666
-------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par
value of $0.001; 9,000,000 shares issued and outstanding        9,000          9,000

Additional Paid-in Capital                                     40,575         40,575
-------------------------------------------------------------------------------------

                                                               49,575         49,575

Donated Capital (Note 4)                                       38,100          5,100

Deficit Accumulated During the Development Stage             (130,432)       (80,341)
-------------------------------------------------------------------------------------

Total Stockholders' Deficit                                   (42,757)       (25,666)
-------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                    12,325         12,000
=====================================================================================


    (The accompanying notes are an integral part of the financial statements)

XIT Solutions.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                   Accumulated  From
                                                     June 1,  1999          Three Months             Six  Months
                                                 (Date  of  Inception)         Ended                    Ended
                                                     to June 30,              June 30,                 June 30,
                                                        2002             2002         2001         2002        2001
                                                         $                $            $            $           $
Revenue                                                           -            -            -            -         -
---------------------------------------------------------------------------------------------------------------------

Expenses

  Amortization of license                                       833            -            -            -         -
  Audit and accounting                                        4,800         (100)           -        1,250     2,000
  Bank charges and interest                                     816          359          130          529       130
  Consulting (Note 4(e))                                     37,825            -       35,000            -    35,000
  Legal                                                       1,367          220            -          367         -
  License written-off                                         1,167            -            -            -         -
  Office                                                      7,414        1,281        2,665        1,763     2,665
  Organizational expenses                                     7,475            -            -            -     4,900
  Telephone                                                   7,415        3,002            -        4,652         -
  Transfer agent and regulatory                               4,458         (500)       1,829           79     2,104
  Travel                                                     18,762        7,323        8,093        8,451     8,680
  Value of rent donated by a related party
    (Note 4(d))                                               8,100        1,500            -        3,000         -
  Value of services donated by related parties
    (Note 4(e))                                              30,000       15,000            -       30,000         -
---------------------------------------------------------------------------------------------------------------------

                                                            130,432       28,085       47,717       50,091    55,479
---------------------------------------------------------------------------------------------------------------------

Net Loss For The Period                                    (130,432)     (28,085)     (47,717)     (50,091)  (55,479)
=====================================================================================================================

Net Loss Per Share                                                          (.01)        (.01)        (.01)     (.01)
=====================================================================================================================

Weighted Average Shares Outstanding                                    9,000,000    6,000,000    9,000,000  5,250,000
=====================================================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)


                 (The accompanying notes are an integral part of the financial statements)

XIT  Solutions.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                        2002       2001
                                                                         $          $
Cash Flows to Operating Activities

  Net loss                                                             (50,091)  (55,479)

Adjustments to reconcile net loss to cash

  Value of rent and services donated by related parties                 33,000         -

  Non-cash working capital items

    Increase (decrease) in accounts payable and accrued liabilities       (977)    5,842
-----------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                  (18,068)  (49,637)
-----------------------------------------------------------------------------------------

Cash Flows from Financing Activities

  Issuance of share capital                                                  -    20,000
  Advances from related parties                                         18,067    29,682
-----------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                               18,067    49,682
-----------------------------------------------------------------------------------------

Change In Cash                                                              (1)       45

Cash and cash equivalents - Beginning of Period                             (8)        -
-----------------------------------------------------------------------------------------

Cash and cash equivalents - End of Period                                   (9)       45
=========================================================================================

Non-Cash Financing Activities                                                -         -
=========================================================================================

Supplemental Disclosures

  Interest paid                                                              -         -
  Income tax paid                                                            -         -

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


3.   Licenses

     (a) The Company acquired a license to market and distribute a product in Ohio. The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,167 was written-off to operations in fiscal 1999. The Company and its shareholder have the right to sue for breach of contract. This license was cancelled and all financial obligations pursuant to the License Agreement were extinguished.

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

     (d) Rent of $3,000 contributed by the President was charged to operations and treated as donated capital.

     (e) Consulting fees of $30,000 were donated by the President of the Company and a shareholder.

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

During the period from January 1, 2002 through June 30, 2002, XIT Solutions.com Inc. has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. No revenues were received by XIT Solutions.com Inc. during this period.

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

Liquidity  and  Capital  Resources
----------------------------------

XIT Solutions.com Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity. XIT Solutions.com Inc.'s balance sheet as of June 30, 2002, reflects total assets of $12,325, and current liabilities of $55,082. During the quarter, various expenses of $8,218 were paid by the President and a major shareholder and charged to operations.

XIT Solutions.com Inc.'s major expenses for the quarter and subsequent period to this filing consist of professional fees and filing fees. Additional expenses are in the nature of normal operating expenses such as; travel, office, telephone, business development, and milestone implementation.

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

In order to determine the feasibility of its business plan, XIT Solutions.com Inc. has been conducting research into these various potential target markets. Should XIT Solutions.com Inc. determine that the exploitation of the license is feasible, it will engage salespeople, open an appropriate sales office, and complete construction of an internet web-site to market the products. Based primarily on discussions with the licensor, XIT Solutions.com Inc. believes that during its first operational quarter, it will need a capital infusion of approximately $90,000. to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, XIT Solutions.com Inc. will need approximately $260,000. in the event it determines that its market will not pay in advance and it will have to extend credit.

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

XIT Solutions.com Inc. has been conducting technical due diligence on the Torroidal Ball Turbine and related technology to determine whether to continue with negotiations to acquire the rights to the Torroidal Ball Turbine. Research and development costs related to furthering this technology would be substantial.

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

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

             XIT Solutions.com Inc. held its annual general meeting on May 21, 2002. 6,500,000 shares out of a total of 9,000,000 issued shares were represented at the meeting representing 72% of the issued shares. The following resolutions were passed at the annual general meeting.

             Resolved  that:

             1. the Directors be authorized to fix the Auditor's remuneration for the current fiscal year;
             2.   the number of Directors be set at three;
             3. the Directors be authorized to grant new stock options to insiders during the ensuing year;
             4. the audited financial statements for the fiscal year ending December 31, 2001 are approved;
             5. the actions of the Directors for the fiscal year ending December 31, 2001 are approved;
             6.   Manning Elliot be appointed as auditors;
             7. the following individuals be elected as Directors, Peter Merry, Douglas Levell, and Jo-Anne Hilton;
             8. the name of the Company be changed from XIT Solutions.com Inc. to Argenta Systems Inc.;
             9. the Articles of Incorporation be amended to increase the authorized share capital of the Company from 25 million common shares to 175 million common shares and 25 million preferred shares;
             10. the Directors be authorized to enter an agreement to acquire the rights to the Torroidal Ball Turbine from B.E.T. Energy Inc.

             Newly elected Director, Jo-Anne Hilton, is a businesswoman residing in Brentwood, California. Ms Hilton has managed her own import/export business, giving her exposure and experience in many areas of business including, employee management, manufacturing, purchasing, distribution, marketing and retail sales. XIT Solutions.com Inc. will benefit from Ms. Hilton's international business experience and connections.

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

                                                XIT Solutions.com Inc.

Date:  August 13, 2002                          By:  /s/ Peter Merry
     ---------------------                          -----------------------
                                                    Peter Merry, President

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Form 10QSB of Xit Solutions.com, Inc. for the quarter ended June 30, 2002, Peter Merry, Chief Executive Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10QSB of Xit Solutions.com, Inc. for the Quarter ended June 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10QSB of Xit Solutions.com, Inc. for the Quarter ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Xit Solutions.com, Inc.



                                         ---------------------------------------
                                         Peter Merry,
                                         Chief Executive Officer


Date: August 14, 2002