Form 10QSB
period 2002-09-30
XIT SOLUTIONS COM INC
filed 2002-11-15
CIK 1091294

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002
                      ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ___________  to _______________

Commission  File  No.  000-32541
                       ---------

                             Xit Solutions.com Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                           76-0609457
-------------------------------                        -----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No)

                                  P.O. Box 5287
                           Victoria, BC V8R 6N4 Canada
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (250) 405-5150
                    ----------------------------------------
                            Issuer's Telephone Number

                          Suite 357, 5158 - 48th Avenue
                            Delta, BC V4K 5B6 Canada
          ------------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                November 12, 2002
                            Common - 9,000,000 shares

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

Item 1.  Financial Statements.

Xit Solutions.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                           September 30,    December 31,
                                                                2002             2001
                                                                  $               $
                                                             (unaudited)      (audited)
ASSETS

Current Assets

  Cash                                                                325               -
  Note receivable (Note 4)                                         12,000          12,000
------------------------------------------------------------------------------------------
Total Assets                                                       12,325          12,000
==========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Bank overdraft                                                        -               8
  Accounts payable                                                  2,359           1,209
  Accrued liabilities                                                 500           1,000
  Due to related parties (Note 4)                                  55,299          35,449
------------------------------------------------------------------------------------------
Total Current Liabilities                                          58,158          37,666
------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par
value of $0.001; 9,000,000 shares issued and outstanding            9,000           9,000

Additional Paid-in Capital                                         40,575          40,575

Donated Capital (Note 4)                                           54,600           5,100
------------------------------------------------------------------------------------------
                                                                  104,175          54,675

Deficit Accumulated During the Development Stage                 (150,008)        (80,341)
------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                       (45,833)        (25,666)
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                        12,325          12,000
==========================================================================================


   (The accompanying notes are an integral part of the financial statements).

Xit Solutions.com Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                                 Accumulated From
                                                  June 1, 1999           Three Months              Nine Months
                                               (Date of Inception)           Ended                     Ended
                                                 to September 30,         September 30,             September 30,
                                                       2002             2002         2001         2002         2001
                                                        $                 $            $            $            $
Revenue                                                          -            -            -            -            -
-----------------------------------------------------------------------------------------------------------------------

Expenses

  Amortization of license                                      833            -            -            -            -
  Audit and accounting                                       5,200          400          550        1,650        2,550
  Bank charges and interest                                    828           12           35          541          165
  Consulting                                                37,825            -       25,325            -       60,325
  Legal                                                      1,367            -        1,000          367        1,000
  License written-off                                        1,167            -            -            -            -
  Office                                                     8,053          639          852        2,402        3,517
  Organizational expenses                                    7,475            -            -            -        4,900
  Telephone                                                  8,108          693        1,312        5,345        1,312
  Transfer agent and regulatory                              5,338          880         (409)         959        1,695
  Travel                                                    19,214          452          240        8,903        8,920
  Value of rent donated by a related party
    (Note 4(d))                                              9,600        1,500        3,600        4,500        3,600
  Value of services donated by related parties
    (Note 4(e))                                             45,000       15,000            -       45,000            -
-----------------------------------------------------------------------------------------------------------------------
                                                           150,008       19,576       32,505       69,667       87,984
-----------------------------------------------------------------------------------------------------------------------
Net Loss For The Period                                   (150,008)     (19,576)     (32,505)     (69,667)     (87,984)
=======================================================================================================================
Net Loss Per Share                                                         (.01)        (.01)        (.01)        (.01)
=======================================================================================================================
Weighted Average Shares Outstanding                                   9,000,000    9,000,000    9,000,000    7,500,000
=======================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)



   (The accompanying notes are an integral part of the financial statements).

Xit  Solutions.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                        2002         2001
                                                                          $            $
Cash Flows to Operating Activities

  Net loss                                                              (69,667)     (87,984)

Adjustments to reconcile net loss to cash

  Value of rent and services donated by related parties                  49,500        3,600

  Non-cash working capital items

    Increase (decrease) in accounts payable and accrued liabilities         650         (700)
---------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (19,517)     (85,084)
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of share capital                                                   -       20,000
  Advances from related parties                                          19,850       76,726
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                19,850       96,726
---------------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Issuance of note receivable                                                 -      (12,000)
---------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                         -      (12,000)
---------------------------------------------------------------------------------------------
Change In Cash                                                              333         (358)

Cash and cash equivalents - Beginning of Period                              (8)           -
---------------------------------------------------------------------------------------------
Cash and cash equivalents - End of Period                                   325         (358)
=============================================================================================
Non-Cash Financing Activities                                                 -            -
=============================================================================================
Supplemental Disclosures

  Interest paid                                                               -            -
  Income tax paid                                                             -            -


   (The accompanying notes are an integral part of the financial statements).

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

     (b)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (c)  Licenses

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

     (d)  Revenue  Recognition

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

     (e)  Use  of  Estimates

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

     (g)  Recent  Accounting  Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

          In  August  2001,  the  FASB  issued SFAS No. 144, "Accounting for the
          Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with EXit or Disposal Activities". The provisions of this Statement are effective for eXit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with eXit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to EXit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an eXit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

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


4.   Related  Party  Transactions/Balances

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

     (d) Rent of $4,500, contributed by the President of the Company, was charged to operations and treated as donated capital.

     (e) Consulting services of $45,000 were donated by the President of the Company and a shareholder.

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

During the period from January 1, 2002 through September 30, 2002, Xit Solutions.com Inc. has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. No revenues were received by Xit Solutions.com Inc. during this period.

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

Liquidity  and  Capital  Resources
----------------------------------

Xit Solutions.com Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity. Xit Solutions.com Inc.'s balance sheet as of September 30, 2002, reflects total assets of $12,000, and current liabilities of $58,000. During the quarter, various expenses of $2,000 were paid by the President, a major shareholder and a director and charged to operations.

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

Subsequent  Events
------------------

Subsequent to the end of the period, the company completed the necessary filings with regard to some of the amendments approved at the Annual General Meeting held on May 21, 2002. Article 1: The company has changed its name from Xit Solutions.com Inc., to Argenta Systems Inc. Article 4: The capitalization of the company has been amended to provide for an increase in the total number of shares from 25 million shares of common stock having a par value of $0.001 each to 175 million shares of common stock having a par value of .001 each and 25 million shares of preferred stock having a par value of $0.001. There is currently 9 million shares total common stock issued and outstanding.

The company recently established a preliminary office location in Alicente, Spain. A representative in Spain has been contracted to carry out a market survey and perform general office duties. The company web site is under construction in both English and Spanish.

On October 15, 2002 the Directors accepted the resignation of Peter Merry as director, President and Secretary of Xit Solutions.com Inc. Mr. Merry departed in order to concentrate on other unrelated business ventures. On October 15, 2002, the Directors further resolved that Douglas S. Levell be appointed as President, and that Jo Ann Hilton be appointed as Secretary.

The new management of Argenta Systems Inc. have entered into discussions with a well-established Toronto (Canada) based heavy industrial waste management company. Management is conducting a rigorous due diligence process to determine if there is potential for a business venture between the two companies with the objective of enhancing shareholder value.

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

                                    Xit Solutions.com Inc.

Date:  November 14, 2002            By:  /s/ Doug Levell
      -------------------                ----------------------
                                         Doug Levell, President