Form 10KSB
period 2002-12-31
XIT SOLUTIONS COM INC
filed 2003-04-16
CIK 1091294

================================================================================
 SEC 2337 (6-00)      POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
 INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
================================================================================

                                                             OMB APPROVAL
                                                      OMB Number:      3235-0420
                                                      Expires:     April 30,2003
                                                      Estimated average burden
                                                      hours per response: 294.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
                                                  For the fiscal year ended 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____________ to _____________
                           Commission file number ______________________________

                               ARGENTA SYSTEMS INC
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                             XIT Solutions.Com, Inc.
                  --------------------------------------------
                             (former name of issuer)
                (misnamed in the 12b-25 as Argtenta Systems Inc)

             Nevada                                       6-0609457
   --------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 P.O. Box 5287                             V8R  6N4
            Victoria, B.C. Canada                          --------
    (Address of principal executive offices)              (Zip Code)


Issuer's telephone number (250) 405-5150
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None



Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
                                                                    -----------
Regulation S-B is not contained in this form, and no disclosure will be
--------------
contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the December 31, 2002 fiscal year were $0.00.

The aggregate market value of the voting stock held by non-affiliates of registrant, as of the last business day and registrant's most recently completed fiscal quarter, and of the date hereof, is $0.00.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 is 9,000,000.

Transitional Small Business Disclosure Format (Check one): Yes    ; No  X
                                                               ---     ---


                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     ARGENTA SYSTEMS INC (formerly known as XIT Solutions.Com, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 1, 1999, and is in its early developmental and promotional stages. On May 21, 2002, the Company adopted its current name and amended its Articles of Incorporation to increase its authorized capital stock and create a class of preferred stock.

     Since its formation and in furtherance of its business plan to engage in the vitamin and health food supplement business, the Company's only activities have been organizational, directed at acquiring and developing its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate. The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to specific markets. Should The Company determine that the plan is feasible it intends to market high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients.

     The Company currently intends to focus its efforts on the development and operation of Internet marketing of Vitamineralherb products in its licensed area of Spain.

CORPORATE ORGANIZATION AND HISTORY

     The Company was incorporated pursuant to the laws of the State of Nevada on June 1, 1999. The Company does not have any subsidiaries. The Company was granted a permit, license or certificate for business activities conducted within the State of Nevada on June 1, 1999.

ACQUISITION OF THE LICENSE

     On February 14, 2000, The Company acquired a sub-license agreement with David R. Mortenson & Associates (the "license"). The License grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Spain via the Internet. The Company acquired the license under the terms of a settlement agreement by and between The Company and Mortenson & Associates, an affiliate of Vitamineralherb.com. Mortenson & Associates had granted The Company a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and wastewater in septic tanks and wastewater treatment facilities. Mortenson Associates was unable to fulfill its obligations to The Company under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to The Company the license to distribute VITAMINERALHERB.COM products in part for its agreement not to pursue its claims against Mortenson & Associates.

THE LICENSE

     The Company has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. The Company's territory is the Country of Spain. The license will automatically be renewed unless the Company or Vitamineralherb.com gives the other notice of its intent not to renew.

     Vitamineralherb.com has agreed to provide certain business administrative services to The Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfillment system will be provided by Vitamineralherb.com, while others, such as product development and store inventory, will be provided by the product supplier. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up, which Vitamineralherb.com and the Company share equally.

     The Company and its customers will also be able to request quotes for and order custom-formulated and custom-labeled products via the website. Three different labeling options are available to customers. First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professionals.

     When a fitness or health professional becomes a client, the Company's salesperson will show the Client how to access the Vitamineralherb website. The Client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website. It is anticipated that the Customer will pay for the purchase with a credit card, electronic check ("e-check"), or debit card. All products will be shipped by the manufacturer directly to the professional or its clients.

     The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. This fee has been waived until the website has been set up. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb Webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to the manufacture. Vitanmineralherb.com then forwards the money due the Company via electronic funds transfer, Vitamineralherb's software tracks all sales through the Customer's identification number, and at month end, e-mails to the Company and customer a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first.

BACKGROUND ON MANUFACTURER

     On July 5, 2001, Vitamineralherb.com entered into a Letter of Agreement with Gaia Garden Herbal Dispensary, located in Vancouver, British Columbia, Canada. Gaia Garden has agreed to provide, at a pre-determined wholesale price, vitamin and herbal products to Vitamineralherb.com, its license holders and clients. Gaia Garden Herbal Dispensary also has the Capability to supply privately labeled products for the Company's individual clients and customers.

     The Company anticipates that Vitamineralherb.com will enter into an agreement to supply Rain Forest products, which will enhance and broaden the product line available.

INDUSTRY BACKGROUND

     The Internet has become an increasingly significant medium for communication, information and commerce. According to NUA Internet Surveys, as of February 2000, there were approximately 25.5 million Internet users worldwide. At the IDC Internet Executive Forum held on September 28-29, 1999, IDC stated that in 1999 US $109 billion in purchases involved the Internet. IDC's vice president, Sean Kaldor, indicated that figure is expected to increase more than ten-fold over the next five years to US $1.3 trillion in 2003, with $842 million completed directly over the world-wide web. The Company believes that this dramatic growth presents significant opportunities for online retailers.

     In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. According to Jupiter Communications, online sales of such products are expected to be US $434 million in the year 2003, up from $1 million in 1998. The Company believes that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care, favorable consumer attitudes toward alternative health products and a favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994.

COMPETITION

     The electronic commerce industry is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

     The Company's competitors can be divided into several groups including:

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

     Many of the Company's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company has. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than the Company does. Increased competition may result in reduced operating margins and loss of market share.

     The Company believes that the principal competitive factors in its market are:

     -    ability to attract and retain customers;

     -    breadth of product selection;

     -    product pricing;

     -    ability to customize products and labeling

     -    quality and responsiveness of customer service.

     The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, the Company's online competitors can duplicate many of the products or services offered on the Vitamineralherb.com site.

     The Company believes that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

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

     As a result of the foregoing limitations, the Company believes there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

     The Company hopes to attract and retain consumers through the following key attributes of its business:

     - Broad Expandable Product Assortment. The Company's product selection is substantially larger than that offered by store-based retailers.

     - Low Product Prices. Product prices can be kept low due to volume purchases through the Company's affiliation with Vitamineralherb.com and other licensees. Product prices will also be lower due to The Company's lack of need of inventory and warehouse space. All products are shipped from the manufacturer.

     - Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.

     - Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

REGULATORY ENVIRONMENT

     The manufacturing, processing, formulating, packaging, labeling and advertising of the products the Company sells in the USA are or may be subject to regulation by the United States Food & Drug Administration which administers the Federal Food, Drug, & Cosmetics Act along with relevant regulation thereto. Regulated products include herbal remedies, natural health remedies, functional foods and nutraceuticals.

     The manufacturing, processing, formulating, packaging, labeling and advertising of the products the Company sells may also be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

     The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the-counter of homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or adulterated or misbranded products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a Company's products; seizure of products; adverse publicity; and voluntary recalls and labeling changes.

     Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be misbranded. A product may be deemed an unapproved drug and misbranded if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a Company's website may constitute labeling for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

     The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts, or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be non compliant, the seizure of such products and criminal prosecution.

     The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute labeling and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that statements of nutritional support, also referred to as structure/function claims, may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a statement of nutritional support must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on the Company site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of the Company suppliers may incorporate objectionable statements directly in their product names or on their products labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, the Company may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with the Company marketing or products and could cause us to incur significant additional expenses.

     In addition, the Dietary Supplement Health and Education Act allows the dissemination of third party literature in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, third party literature may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and the Company cannot assure you that all pieces of third party literature that my be disseminated in connection with the products the Company offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a misbranded product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the non-compliant literature from Company's website or the modification of the Company selling methods, interfering with the Company continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administrations regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for third party literature as applied to Internet sales.

     In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits unfair or deceptive advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, Operation Cure-All, targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

     The Company cannot predict the nature of any future state or Federal laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, the Company cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, the Company cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to the Company business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

REGULATION OF THE INTERNET

     In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in the Company sales.

     A number of legislative proposals have been made at the federal state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect the Company opportunity to derive financial benefit from such activities.



EMPLOYEES

     The Company is a development stage company and currently has no employees. The Company is currently managed by Doug Levell, President and director. The Company looks to Mr. Levell for his entrepreneurial skills and talents. For a complete discussion of Mr. Levell's experience, please see "Directors and Executive Officers." Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. The Company may hire marketing employees based on the projected size of the market and the Compensation necessary to retain qualified sales employees. A portion of any employee compensation could include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of its common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company owns no real property. The Company rents office space on a month-to-month basis at #843 - 203 Kimta Road, Victoria, British Columbia, V9A 6T5. The monthly rental is $300 for 120 square feet of office space which has been donated by the President of the Company.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings and to the Company's knowledge, no such proceedings are threatened or contemplated. At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In connection with the amendment to the Articles of Incorporation wherein we changed our name and increased our authorized common stock and created a class of preferred stock, we did not file with the Securities and Exchange Commission information similar to that which is required for a proxy solicitation. The Company did not engage in any proxy solicitation. The majority shareholders approved the transaction by consent. If there is no proxy solicitation, the Company was still required to supply the information required by Schedule 14C to the shareholders entitled to vote at least 20 days prior to any action. The transactions were consummated in violation of the rules. A private right of action may lie by the existing shareholders for the alleged violation of Rule 14c-6.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION AND MARKET PRICE

     There is no trading market for our common stock at present and there has been no trading market to date. Our common stock is not traded on any exchange. We plan to eventually seek listing on the OTC Bulletin Board System or in the Pink Sheets, LLC "Pink Sheets."

     There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We intend to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets LLC "Pink Sheets."

     We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

     Before a price can be entered in the pink sheets, a broker-dealer must make a supplemental filing with the NASD Regulation, Inc. which includes the basis and factors for the broker-dealer's price quotation and said filing must be received by the NASD Regulation, Inc. three days before the priced entry appears in the quotation media.

     Once a priced quotation has been entered in the pink sheets computerized system, broker-dealers who are using the pink sheet electronic quotation service have access to price information from various market makers. There are no pink sheet rules for market maker quotes. Market makers can submit two sided, one sided or name only quotes in the pink sheets. The pink sheets will only accept quotations from Securities and Exchange Commission registered broker-dealers and market makers are subject to applicable federal and state securities laws and National Association of Securities Dealers Rules. Market makers must be subscribers and must have quotation privileges to "securities in the pink sheets." The NASD Regulation, Inc. reviews the market makers application and if cleared, it cannot be assumed by any investor that any federal, state or self regulatory requirements other than certain NASD rules and Rule 15c2-11 under the Securities Exchange Act of 1934, as amended, has been considered by the NASD Regulation, Inc. Further, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission have passed upon the accuracy or adequacy of any of the documents contained in our submission to the broker-dealer.

     We intend to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     The OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc., will be phased out in 2003 and there will be a new market established known as the Bulletin Board Exchange. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in the public float and will have certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards. If we do not qualify for listing on the Bulletin Board Exchange, we will continue to be traded, provided we have market makers trading our securities, in the pink sheets.

OTHER STOCK MARKET CONSIDERATIONS


     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

     For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     No established public trading market exists for the Company's securities. The Company has no common equity subject to outstanding purchase options or warrants. The Company has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or that the Company has agreed to register under the Securities Act of 1933, as amended, for sale by shareholders.

SHAREHOLDERS

     As of December 31, 2002 there were 16 shareholders of record.

DIVIDENDS

     The Company has not previously declared or paid any dividends on its Common Stock and does not anticipate declaring any dividends in the foreseeable future.

SHARES ELIGIBLE FOR FUTURE SALE

     As of the date of this report, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates ($4,500,000 shares of Common Stock) should be eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     The $9,000,000 shares of our Common Stock were acquired in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

     (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

     (2) When restricted securities are sold, generally there must be a one-year holding period.

     (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

     (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in
          Section 3(a)(38) of the 1934 Act.

     (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-KSB.

     During the year ending December 31, 2002, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. No revenues were received by the Company during this period.

     For 2003, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with filings under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of business.

PLAN OF OPERATION

     The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

     The Company has taken the following steps toward meeting the milestones set out in the Form 10SB:

     Milestone 1: Market Survey. The Company has retained an independent consultant to carry out the market survey. The market survey is currently being evaluated.

     Milestone 2: Hire Salespeople. The Company has identified two salespeople to handle initial marketing of the Vitamineralherb products. Finalization of hiring sales people awaits evaluation of the market survey.

     Milestone 3: Establish an office. The Company has identified two potential office locations in Spain. One office location currently under consideration will be implemented pending the hiring of a salesperson.

     Milestone 4: Development of Advertising Campaign. The Company has begun laying out its advertising campaign. Included in this is translating the Vitamineralherb product list into Spanish and creating a website in Spanish, both of which are now underway. Development of a Spanish web-site is being done cooperatively with Vitamineralherb.com. It is anticipated that the translations and website creation will be complete in a timely manner to coincide with the implementation of the sales force.

     Milestone 5: Implementation of Advertising Campaign/Sales Calls. This would begin after completion of Milestones 1-4.

     Milestone 6: Achieve Revenues. This will not be accomplished until after completion of Milestones 1-4, and implementation of Milestone 5.

     The new management of the Company has entered into discussions with a well-established Toronto (Canada) based heavy industrial waste management company. Management is conducting a rigorous due diligence process to determine if there is potential for a business venture between the two companies with the objective of enhancing shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the December 31, 2002 audited financial statements. As at December 31, 2002, the Company has not recognized any revenue, has a working capital deficit of $41,448 and has accumulated operating losses of $159,023 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $57,448 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares.

     The Company expects to carry out its plan of business as discussed above. The Company has no immediate expenses, other than expenses to maintain public company status, milestone implementation expenses, and expenses associated with identifying further business opportunities. Payment of these expenses will be made by the directors or major shareholders until such time as suitable financing is arranged.

     The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should the Company determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the internet.

     In order to determine the feasibility of its business plan, the Company has been conducting research into these various potential target markets. This research is ongoing. Should the Company determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, the Company believes that during its first operational quarter, it will need a capital infusion of approximately $90,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, the Company will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit.

     In addition, the Company may engage in a combination with another business. The Company cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which the Company may eventually combine. The Company has been engaged in confidential discussions concerning potential business combinations, but has not entered into any agreement for such a combination (see Plan of Operation).

     The Company will need additional capital to carry out its business plan or to engage in a combination with another business. No additional commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures.

ITEM 7. FINANCIAL STATEMENTS.

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)



Independent Auditors' Report..............................................   F-1

Balance Sheets............................................................   F-2

Statements of Operations..................................................   F-3

Statements of Cash Flows..................................................   F-4

Statement of Stockholders' Deficit........................................   F-5

Notes to the Financial Statements.................................   F-6 to F-10

MANNING ELLIOT                         |   11TH floor, 1050 West Pender Street,
                                       |   Vancouver, BC, Canada V6E 3S7
                                       |   Phone: 604.714.3600 Fax: 604.714.3669
CHARTERED ACCOUNTANTS                  |   Web: www.manningelliot.com

                          Independent Auditors' Report
                          ----------------------------

To the Stockholders and Directors
of Argenta Systems Inc. (formerly XIT Solutions.com, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Argenta Systems Inc. (formerly XIT Solutions.com, Inc.) (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the period from June 1, 1999 (Date of Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Argenta Systems Inc. (formerly XIT Solutions.com, Inc.) (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the period from June 1, 1999 (Date of Inception) to December 31, 2002, and the years ended December 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

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

/S/ "MANNING ELLIOTT"

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 27, 2003

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)



                                                                   December 31,   December 31,
                                                                       2002           2001
                                                                         $             $
ASSETS

Current Assets

  Cash                                                                    4,904              -
  Note receivable (Note 4)                                                    -         12,000
-----------------------------------------------------------------------------------------------
Total Assets                                                              4,904         12,000
===============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Bank overdraft                                                              -              8
  Accounts payable                                                        1,223          1,209
  Accrued liabilities                                                     2,500          1,000
  Due to related parties (Note 4)                                        42,629         35,449
-----------------------------------------------------------------------------------------------
Total Current Liabilities                                                46,352         37,666
-----------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par value of
0.001; 9,000,000 shares issued and outstanding                            9,000          9,000

Additional Paid-in Capital                                               40,575         40,575

Donated Capital (Note 4)                                                 68,000          5,100
-----------------------------------------------------------------------------------------------
                                                                        117,575         54,675

Deficit Accumulated During the Development Stage                       (159,023)       (80,341)
-----------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                             (41,448)       (25,666)
-----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                               4,904         12,000
===============================================================================================

         (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                            Accumulated From
                                              June 1, 1999               Year
                                          (Date of Inception)            Ended
                                            to December 31,           December 31,
                                                  2002             2002         2001
                                                  $                 $             $

Revenue                                                     -            -           -
---------------------------------------------------------------------------------------

Expenses

  Audit and accounting                                  7,067        3,517       3,550
  Bank charges and interest                               852          565         287
  Consulting (Note 4(e))                               90,325       52,500      37,825
  Imputed interest (Note 4(b))                          5,000        5,000           -
  Legal and organizational                              8,475            -       5,900
  License amortized and written-off                     2,000            -           -
  Office                                                8,186        2,535       5,651
  Rent (Note 4(d))                                     10,500        5,400       5,100
  Telephone                                             8,606        5,843       2,763
  Transfer agent and regulatory                         6,827        2,448       3,179
  Travel                                               19,355        9,044      10,311
  Less: Forgiveness of debt (Note 4(c))                (8,170)      (8,170)          -
---------------------------------------------------------------------------------------

Total Expenses                                        159,023       78,682      74,566
---------------------------------------------------------------------------------------

Net Loss For The Period                              (159,023)     (78,682)    (74,566)
=======================================================================================

Net Loss Per Share                                                   (0.01)      (0.01)
=======================================================================================

Weighted Average Shares Outstanding                              9,000,000   7,750,000
=======================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

         (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                Accumulated from
                                                                  June 1, 1999
                                                              (Date of Inception)       Year Ended
                                                                to December 31,        December 31,
                                                                      2002            2002       2001
                                                                       $               $          $
Cash Flows to Operating Activities

  Net loss for the period                                                (159,023)   (78,682)  (74,566)

Adjustments to reconcile net loss to cash

    Donated rent and services                                              63,000     57,900     5,100
    Expenses not paid with cash                                             2,575          -         -
    Forgiveness of debt                                                    (8,170)    (8,170)        -
    Imputed interest                                                        5,000      5,000         -
    License amortized and written-off                                       2,000          -         -

  Changes in non-cash working capital items

    Increase in accounts payable and accrued liabilities                    3,723      1,373     1,009
-------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                     (90,895)   (22,579)  (68,457)
-------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Advances from related parties                                            87,799     27,491    60,449
  Issuance of share capital                                                20,000          -    20,000
-------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                 107,799     27,491    80,449
-------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities

  Issuance of note receivable                                             (12,000)         -   (12,000)
-------------------------------------------------------------------------------------------------------

Net Cash Used by Investing Activities                                     (12,000)         -   (12,000)
-------------------------------------------------------------------------------------------------------

Change In Cash                                                              4,904      4,912        (8)

Cash (Deficiency) - Beginning of Year                                           -         (8)        -
-------------------------------------------------------------------------------------------------------

Cash (Deficiency) - End of Year                                             4,904      4,904        (8)
=======================================================================================================
Non-Cash Financing Activities

  2,500,000 shares issued for organizational costs                          2,500          -         -

  2,000,000 shares issued for the acquisition of a license
  (Note 3)                                                                  2,000          -         -

  Organizational costs paid for by a director for no
  consideration treated as additional paid in capital                          75          -         -

  2,500,000 common shares issued at $0.01 per share for
  settlement of debt to a related party                                    25,000          -    25,000


Supplemental Disclosures

  Interest paid                                                                 -          -         -
  Income tax paid                                                               -          -         -
=======================================================================================================

         (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Statement of Stockholders' Deficit
From June 1, 1999 (Date of Inception) to December 31, 2002
(expressed in U.S. dollars)


                                                                                             Deficit
                                                                                            Accumulated
                                                                  Additional                During the
                                             Common Stock           Paid-in      Donated    Development
                                          Shares       Amount       Capital      Capital       Stage       Total
                                             #            $            $            $            $           $
Balance - June 1, 1999 (Date of
Inception)                                        -            -            -             -          -          -

  Stock issued for organizational
  costs                                   2,500,000        2,500            -             -          -      2,500

  Additional paid in capital for
  organizational costs incurred by a
  director on behalf of the Company               -            -           75             -          -         75

  Stock issued for license                2,000,000        2,000            -             -      2,000

  Net loss for the period                         -            -            -             -     (5,775)    (5,775)
------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999               4,500,000        4,500           75             -     (5,775)    (1,200)

  Net loss for the year                           -            -            -             -          -          -
------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000               4,500,000        4,500           75             -     (5,775)    (1,200)

  Stock issued for cash                   2,000,000        2,000       18,000             -          -     20,000

  Stock issued for settlement of debt
  to a related party                      2,500,000        2,500       22,500             -          -     25,000

  Donated rent                                    -            -            -         5,100                 5,100

  Net loss for the year                           -            -            -             -    (74,566)   (74,566)
------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001               9,000,000        9,000       40,575         5,100    (80,341)   (25,666)

  Donated consulting and rent                     -            -            -        57,900          -     57,900

  Imputed interest                                -            -            -         5,000          -      5,000

  Net loss for the year                           -            -            -             -    (78,682)   (78,682)
------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002               9,000,000        9,000       40,575        68,000   (159,023)   (41,448)
==================================================================================================================

         (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.   Development Stage Company

     Argenta Systems Inc. (formerly XIT Solutions.com, Inc.) herein (the "Company") was incorporated in the State of Nevada, U.S.A. on June 1, 1999. The Company acquired a license to market and distribute a product in Ohio. As discussed in Note 3, this license was cancelled and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Spain. The grantor of the license offers these products for sale from various suppliers on their web site. See Note 4 regarding related party transactions.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at December 31, 2002, the Company has not recognized any revenue, has a working capital deficit of $41,448 and has accumulated operating losses of $159,023 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $57,448 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     A 10SB Registration Statement was filed on April 12, 2001, which became effective on June 12, 2001.

2.   Summary of Significant Accounting Policies

     (a)  Year end

          The Company's fiscal year end is December 31.

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (c)  Licenses

          Costs to acquire licenses are capitalized as incurred. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. The license has been written-off to operations as at December 31, 1999 due to cancellation of the Biocatalyst License Agreement.

     (d)  Income Tax

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $90,000, which expire starting in 2014. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


2.   Summary of Significant Accounting Policies (continued)

     (d)  Income Tax (continued)

          The components of the net deferred tax asset at December 31, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                          2002       2001
                                           $          $
               Net Operating Loss         90,000    66,000

               Statutory Tax Rate             34%       34%

               Effective Tax Rate              -         -

               Deferred Tax Asset         31,000    22,000

               Valuation Allowance       (31,000)  (22,000)
               --------------------------------------------
               Net Deferred Tax Asset          -         -
               ============================================

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

     (f)  Accounting for Stock-Based Compensation

          SFAS No. 148 amends SFAS No. 123 by providing transition and alternative methods in accounting for stock-based employee compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees and non-employees using SFAS No. 123, as amended by SFAS No. 148.

     (g)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic an diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


2.   Summary of Significant Accounting Policies (continued)

     (h)  Comprehensive Income

          SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner source. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income.

     (i)  Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (j)  Financial Instruments

          The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

     (k)  Recent Accounting Pronouncements

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company will adopt SFAS No. 143 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on January 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


2.   Summary of Significant Accounting Policies (continued)

     (k)  Recent Accounting Pronouncements (continued)

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material, as the Company does not have a stock option plan in place or planned in the future.

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

4.   Related  Party  Transactions/Balances

     The following transactions with related parties are bona-fide business transactions and were recorded at their exchange amounts.

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

     (b) The balances owing to various officers, directors and shareholders are non-interest bearing, unsecured and due on demand. Imputed interest of $5,000, calculated at a rate of 12% per annum, was charged to operations and treated as donated capital.

Argenta Systems Inc.
(formerly XIT Solutions.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


4.   Related Party Transactions/Balances (continued)

     (c) In 2001 the Company advanced $12,000, bearing interest at 7% per annum and due on demand, to Modern Water Technologies Inc., ("Modern") an operating company controlled by the President of the Company. This loan was provided ahead of an agreement to merge with Modern to advance its business. The merger did not proceed and on December 13, 2002 the Company agreed to assign the $12,000 plus interest owed by Modern to Peter Merry, the president of Modern and former President of the Company to reduce the balance due from $22,670 to $10,670. Peter Merry then agreed to accept $2,500 in cash and forgave the remaining debt owed to him by the Company resulting in forgiveness of debt of $8,170.

     (d) The value of rent of $5,400 (2001 - $5,100) was contributed by the President of the Company and charged to operations and treated as donated capital.

     (e) The value of consulting services of $52,500 were donated by a shareholder. In 2001, consulting fees of $25,000 and $12,500 were paid to the President of the Company and a shareholder respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has had no disagreements with Accountants on Accounting and Financial Disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth the name, age and position of each director and executive officer of the Company

     NAME                        AGE    POSITION
     ----                        ---    --------

     Douglas S. Levell           48     President, CEO and Director

     Jo Ann Hilton               42     Secretary and Director

Douglas Levell - Since 1992, Douglas Levell has been employed as Treasurer and Director of Administrative Services of the Islands Trust, a government agency having jurisdiction in the Georgia Basin region of British Columbia. Prior to that Mr. Levell was comptroller of Cedar Creek Winery, Kelowna, British Columbia. He has been President of the Company since October 2002.

Jo Anne Hilton - Jo-Ann Hilton is a partner in a successful business venture involved in the design, manufacture and marketing of furniture imported from China, Mexico, Indonesia, and other points around the world. Ms. Hilton recently began importing a diverse line of products including wines, olive oils, cheeses, coffee and water. Ms. Hilton will be in charge of rolling out Argenta's health products in Spain.

TERMS OF OFFICE

     Directors of the Company are appointed for one-year terms to hold office until the next annual general meeting of the shareholders or until removed from office in accordance with the Company's by-laws. Officers are appointed by the Board of Directors and hold office until removed by the board.


SIGNIFICANT EMPLOYEES

     The Company does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. None of our officers and directors have filed any Forms pursuant to Section 16(a). We have been informed that our officers and directors intend to file a Form 3, although
Section 16(a) contains no provisions allowing an insider to file a late report. All information that would have been contained in said forms were contained in the timely filed compliance documents filed with the Securities and Exchange Commission and this information remains unchanged as of the date hereof. In making these statements, we have relied the representations of each of our directors and officers.

     Notwithstanding the above disclosure, the Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information as to the Company's Chief Executive Officer and the highest paid officers and directors for our last fiscal year ended December 31, 2002. No other compensation was paid to any such officers or directors during this time period.


                                 ANNUAL COMPENSATION TABLE

                         Annual Compensation               Long Term Compensation
                  ------------------------------  ----------------------------------------
                                                  Other
                                                  Annual Restricted                  All
                                                   Com-    Stock                     Other
                                                   Pen-   Options           LTIP    Compen-
Name                Title    Year  Salary  Bonus  sation  Awarded  SARs(#)  Payout  sation
----------------  ---------  ----  ------  -----  ------  -------  -------  ------  ------
Peter             Director,  2002     0      0       0       0        0        0       0
Merry             CEO and
                  President

Douglas           Director   2002     0      0       0       0        0        0       0
Levell            and
                  Secretary

Jo Ann            Director   2002     0      0       0       0        0        0       0
Hilton            and
                  Treasurer

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below provides the beneficial ownership of our common stock by each person known by the Company to beneficially own more than 5% of the Company's common stock outstanding as of December 31, 2002 and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

                                                      Amount of
                  Name and Address        beneficial  Percent
Title of class    of beneficial owner     ownership   of class
--------------  ------------------------  ----------  ---------

Common Stock    Global Warming
                Solutions Corp.
                (Beneficial Owner
                Douglas Levell
                P.O. Box 5287
                Victoria, BC, Canada
                V8R 6N4)                   4,500,000      50.0%
Common Stock    Roxborough Financial
                Group Inc.                   500,000      5.55%
                270 N.Canon Dr. #1079
                Beverly Hills, CA
                90210
Common Stock    Falcon Investments           500,000      5.55%
                Ltd., Francis House
                Sir William Place
                St. Peter Port
                Guernsey, Channel Is.
Common Stock    Rebecca Hines                500,000      5.55%
                518 Anderson St.
                Fergus, ON, N1M 1Z7
Common Stock    Ray Veldman                  500,000      5.55%
                4654 Cedar, Bellaire
                Texas, 77401
Common Stock    Kristen Merry                500,000      5.55%
                1884 Manly Way
                Grand Forks, BC V0H 1H2

MANAGEMENT OWNERSHIP

                                                      Amount of
                  Name and Address        beneficial  Percent
Title of class    of beneficial owner     ownership   of class
--------------  ------------------------  ----------  ---------

Common Stock    Global Warming             4,500,000       5.0%
                Solutions Corp.
                (Beneficial Owner,
                Douglas Levell
                P.O. Box 5287
                Victoria, BC, Canada
                V8R 6N4)

Doug Levell owns all of the issued and outstanding stock of Global Warming Solutions Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B. No director, executive officer or nominee for election as a director of the Company, and no owner of five percent or more of the Company's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount received exceeds $60,000.

     Our officers and directors may be deemed to be promoters, as that term is defined in the federal securities laws. See Item 11 above for the ownership in us by each of our officers and directors.

     Any transactions between the Company and its officers, directors or five (5%) percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                                 --------

     There are no Reports on Form 8-K incorporated by reference.

     The following documents are filed as part of this report:

     3.1   Articles of Incorporation, as amended

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Argenta Systems, Inc.
               --------------------------------------------------
                                  (Registrant)


               By
                    ----------------------------------------------
                    Douglas S. Levell, President, CEO and Director

               Date              April 8, 2003
                    ----------------------------------------------

                By
                    ----------------------------------------------
                        Jo Ann Hilton, Secretary and Director

               Date              April 8, 2003
                    ----------------------------------------------

     -    Print  the name and title of each signing officer under his signature.

                                  CERTIFICATION

I, Douglas S. Levell, certify that:


1. I have reviewed this annual report on Form 10-KSB of Argenta Systems, Inc. (formerly XIT Solutions.com, Inc.)

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     /s/ DOUGLAS S. LEVELL
                                   ___________________________
                                     Douglas S. Levell
                                     Chief Executive and Financial Officer

Date: April 8, 2003

                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Argenta Systems Inc. (formerly XIT Solutions.com, Inc.) (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas Levell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   I have reviewed the Report;

     2. based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

     3. based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report.

/s/ Douglas Levell
------------------
Douglas S. Levell, President and CEO and Financial Officer

Date: April 8, 2003