Form 10QSB
period 2003-03-31
XIT SOLUTIONS COM INC
filed 2003-05-16
CIK 1091294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-32541

                               Argenta Systems Inc.
                               --------------------
                 (Name of Small Business Issuer in its charter)

        Nevada                                         76-0609457
  -------------------                                  ----------
   (State  or  other  jurisdiction of           (I.R.S.  Employer
    incorporation  or  organization)           Identification  No.)


                                  P.O. Box 5287
                           Victoria, BC V8R 6N4 Canada
                           ---------------------------
                    (Address of principal executive offices)

Issuer's  telephone  number:  (250)  405-5150
                              ---------------

                           ____________N/A____________
                           ---------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At March 31, 2003, there were outstanding 9,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional  Small  Business  Disclosure  Format:  Yes  [X]  No  [  ]

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                            March 31,  December 31,
                                                              2003        2002
                                                                $          $
                                                           (unaudited)  (audited)
ASSETS

Current Assets

  Cash                                                             58      4,904
  Deposit                                                         500          -
----------------------------------------------------------------------------------
Total Assets                                                      558      4,904
==================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                              3,523      1,223
  Accrued liabilities                                           1,700      2,500
  Due to related parties (Note 4)                              42,129     42,629
----------------------------------------------------------------------------------
Total Liabilities                                              47,352     46,352
----------------------------------------------------------------------------------


Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par
value of $0.001; 9,000,000 shares issued and outstanding        9,000      9,000

Additional Paid-in Capital                                     40,575     40,575

Donated Capital (Note 4)                                       85,170     68,000
----------------------------------------------------------------------------------
                                                              134,745    117,575
Deficit Accumulated During the Development Stage             (181,539)  (159,023)
----------------------------------------------------------------------------------
Total Stockholders' Deficit                                   (46,794)   (41,448)
----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                       558      4,904
==================================================================================


    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)

                                         Accumulated From
                                           June 1, 1999             Three Months
                                       (Date of Inception)              Ended
                                           to March 31,                March 31,
                                               2003               2003          2002
                                                $                  $              $
Revenue                                                  -               -            -
----------------------------------------------------------------------------------------


Expenses

  Audit and accounting                               8,467           1,400        1,350
  Bank charges and interest                            904              52          170
  Consulting (Note 4(e))                           105,325          15,000       15,000
  Imputed interest (Note 4(b))                       6,270           1,270            -
  Legal and organizational                           8,475               -          147
  License amortized and written-off                  2,000               -            -
  Office                                             8,207              21          482
  Rent (Note 4(d))                                  14,700           4,200        1,500
  Telephone                                          8,929             323        1,650
  Transfer agent and regulatory                      7,077             250          579
  Travel                                            19,355               -        1,128
  Less: Forgiveness of debt (Note 4(c))             (8,170)              -            -
----------------------------------------------------------------------------------------
Total Expenses                                     181,539          22,516       22,006
----------------------------------------------------------------------------------------
Net Loss For The Period                           (181,539)        (22,516)     (22,006)
========================================================================================
Net Loss Per Share                                                       -            -
========================================================================================
Weighted Average Shares Outstanding                              9,000,000    9,000,000
========================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                       Three Months    Three Months
                                                          Ended           Ended
                                                        March 31,       March 31,
                                                           2003            2002
                                                            $               $
Cash Flows to Operating Activities

  Net loss for the period                                   (22,516)        (22,006)

Adjustments to reconcile net loss to cash

    Donated rent and services                                15,900          16,500
    Imputed interest                                          1,270               -

Changes in operating assets and liabilities

    Increase in deposit                                        (500)              -
    Increase in accounts payable and accrued liabilities      1,500           2,472
------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                        (4,346)         (3,034)
------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Advances from (repayment to) related parties                 (500)          3,260
------------------------------------------------------------------------------------
Net Cash Provided by (to) Financing Activities                 (500)          3,260
------------------------------------------------------------------------------------
Cash Flows from Investing Activities                              -               -
------------------------------------------------------------------------------------
Change In Cash                                               (4,846)            226

Cash - Beginning of Year                                      4,904             100
------------------------------------------------------------------------------------
Cash - End of Year                                               58             326
====================================================================================
Non-Cash Financing Activities                                     -               -
====================================================================================

Supplemental Disclosures

  Interest paid                                                   -               -
  Income tax paid                                                 -               -


    (The Accompanying Notes are an Integral Part of the Financial Statements)

1.   Development  Stage  Company

     Argenta Systems Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on June 1, 1999. The Company acquired a license to market and distribute a product in Ohio. As discussed in Note 3, this license was cancelled and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Spain. The grantor of the license offers these products for sale from various suppliers on their web site. See Note 4 regarding related party transactions.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at March 31, 2003, the Company has not recognized any revenue, has a working capital deficit of $46,794 and has accumulated operating losses of $181,539 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $62,794 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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


    (The Accompanying Notes are an Integral Part of the Financial Statements)

     (e)  Basic  and  Diluted  Net  Income  (Loss)  per  Share

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

     (f)  Comprehensive  Income

          SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner source. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income.

     (g)  Use  of  Estimates

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

     (h)  Financial  Instruments

          The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

     (i)  Recent  Accounting  Pronouncements

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

          FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


    (The Accompanying Notes are an Integral Part of the Financial Statements)

2.   Summary  of  Significant  Accounting  Policies  (continued)

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. SFAS No. 148 does not have any effect on the Company's results of operations and financial position as the Company has no stock-based employee compensation. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

     (j)  Interim  Financial  Statements

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


4.   Related  Party  Transactions/Balances

     The following transactions with related parties are bona-fide business transactions and were recorded at their exchange amounts:

     (a) The license referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the former
          Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of


    (The Accompanying Notes are an Integral Part of the Financial Statements)

     $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership.

     (b) The balances owing to various officers, directors and shareholders are non-interest bearing, unsecured and due on demand. Imputed interest of $1,270, calculated at a rate of 12% per annum, was charged to operations and treated as donated capital.

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

     (d) The value of rent of $900(2002 - $1,500) was contributed by the President of the Company and charged to operations and treated as donated capital.

     (e) The value of consulting services of $15,000 (2002 - $15,000) was contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.


    (The Accompanying Notes are an Integral Part of the Financial Statements)

Item 2, Management's Discussion and Analysis of Plan of Operation
-----------------------------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing in this Form 10-QSB.

During the period from January 1, 2003 through March 31, 2003, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. The Company received no revenues during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of business.

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

The Company has taken the following steps toward meeting the milestones set out in its Form 10SB:

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

     Milestone 4: Development of Advertising Campaign. The Company has begun laying out its advertising campaign. Included in this is translating the Vitamineralherb product list into Spanish and creating a website in Spanish, both of which are now underway. Development of a Spanish web site is being done cooperatively with Vitamineralherb.com. It is anticipated that the translations and website creation will be complete in a timely manner to coincide with the implementation of the sales force.

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

Liquidity  and  Capital  Resources
----------------------------------

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the March 31, 2003 financial statements. The Company's balance sheet as of March 31, 2003, reflects total assets of $558, and total liabilities of $47,352.

As at March 31, 2003, the Company has not recognized any revenue, has a working capital deficit of $46,794 and has accumulated operating losses of $181,539 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. The Company expects to fund itself in the next twelve months by sales of shares.

The Company's major expenses for the quarter and subsequent periods to this filing consist of professional fees and filing fees. Additional expenses are in the nature of normal operating expenses such as; travel, office, rent, telephone, business development, and milestone implementation.

The Company expects to carry out its plan of business as discussed above. The Company has no immediate expenses, other than organizational expenses, milestone implementation expenses, and expenses associated with identifying further business opportunities. The directors or major shareholders will make payments of these expenses until such time as suitable financing is arranged.

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

In order to determine the feasibility of its business plan, the Company has been conducting research into these various potential target markets. Should the Company determine that the exploitation of the license is feasible, it will engage salespeople, open an appropriate sales office, and complete construction of an internet web site to market the products. Based primarily on discussions with the licensor, The Company believes that during its first operational quarter, it will need a capital infusion of approximately $90,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, The Company will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit.

In addition, the Company may engage in a combination with another business. The Company cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which the Company may eventually combine. The Company is engaged in confidential discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

The Company has been conducting technical due diligence on the Torroidal Ball Turbine and related technology to determine whether to continue with negotiations to acquire the rights to the

Torroidal Ball Turbine. Research and development costs related to furthering this technology would be substantial.

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

Subsequent  Events
------------------

The management of the Company continues to pursue discussions with a well-established Toronto (Canada) based heavy industrial waste management company. Management is conducting a rigorous due diligence process to determine if there is potential for a business venture between the two companies with the objective of enhancing shareholder value.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Argenta Systems, Inc.
               --------------------------------------------------
                                  (Registrant)


            By                /s/  Douglas S. Levell
               --------------------------------------------------
                 Douglas S. Levell, President, CEO and Director


            Date                   May 15, 2003
                 ------------------------------------------------


            By                 /s/  Jo Ann Hilton
               --------------------------------------------------
                      Jo Ann Hilton, Secretary and Director


            Date                   May 15, 2003
               --------------------------------------------------

     -    Print the name and title of each signing officer under his signature.

                                  CERTIFICATION

I, Douglas S. Levell, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Argenta Systems, Inc. (formerly XIT Solutions.com, Inc.)

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ DOUGLAS S. LEVELL
                                   ---------------------------------------
                                   Douglas S. Levell
                                   Chief Executive and Financial Officer

Date: May 15, 2003

                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Argenta Systems Inc. (formerly XIT Solutions.com, Inc.) (the "Company") on Form 10-KSB for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas Levell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 15, 2003