Form 10QSB
period 2003-06-30
ARGENTA SYSTEMS INC
filed 2003-08-13
CIK 1091294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30,2003
                                       ------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ____________ to ____________.


                  Commission file number 000-32541
                                         ---------

                              Argenta Systems, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                  #6-0609457
                ------                                  ----------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)


                  P.O. Box 5287, Victoria, BC, Canada, V8R 6N4
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (250) 405- 5150
                                 ---------------
                           (Issuer's telephone number)

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ] No [ ]   N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 as of June 30, 2003
                                            -----------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)

                                                             June 30,   December 31,
                                                               2003         2002
                                                                $            $
                                                           (unaudited)    (audited)
ASSETS

Current Assets

 Cash                                                              28          4,904
 Deposit                                                          500              -
-------------------------------------------------------------------------------------
Total Assets                                                      528          4,904
=====================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable                                               6,939          1,223
 Accrued liabilities                                              700          2,500
 Due to related parties (Note 4)                               46,786         42,629
-------------------------------------------------------------------------------------
Total Liabilities                                              54,425         46,352
-------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par
value of $0.001; 9,000,000 shares issued and outstanding        9,000          9,000

Additional Paid-in Capital                                     40,575         40,575

Donated Capital (Note 4)                                      102,345         68,000
-------------------------------------------------------------------------------------
                                                              151,920        117,575

Deficit Accumulated During the Development Stage             (205,817)      (159,023)
-------------------------------------------------------------------------------------
Total Stockholders' Deficit                                   (53,897)       (41,448)
-------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                       528          4,904
=====================================================================================

    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)

                                   Accumulated From
                                     June 1, 1999        Three Months              Six Months
                                  (Date of Inception)        Ended                    Ended
                                       to June 30,          June 30,                 June 30,
                                          2003         2003         2002         2003        2002
                                            $            $            $            $           $
Revenue                                     -            -            -            -           -
----------------------------------------------------------------------------------------------------

Expenses

 Asset written-off                          2,000            -            -            -          -
 Bank charges and interest                    934           30          359           82        529
 Consulting (Note 4(e))                   120,325       15,000       15,000       30,000     30,000
 Imputed interest (Note 4(b))               7,545        1,275          220        2,545          -
 Office, rent and telephone                37,667        5,831        5,783       10,375      9,415
 Professional fees                         18,042        1,100         (100)       2,500      1,617
 Transfer agent and regulatory              8,119        1,042         (500)       1,292         79
 Travel                                    19,355            -        7,323            -      8,451
 Less: Forgiveness of debt (Note 4(b))     (8,170)           -            -            -          -
----------------------------------------------------------------------------------------------------
Total Expenses                            205,817       24,278       28,085       46,794     50,091
----------------------------------------------------------------------------------------------------
Net Loss For The Period                  (205,817)     (24,278)     (28,085)     (46,794)   (50,091)
====================================================================================================
Net Loss Per Share                                       (0.01)       (0.01)       (0.01)     (0.01)
====================================================================================================
Weighted Average Shares Outstanding                  9,000,000    9,000,000    9,000,000  9,000,000
====================================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)

    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)

                                                               Six Months  Six Months
                                                                  Ended       Ended
                                                                 June 30,    June 30,
                                                                   2003        2002
                                                                     $           $
Cash Flows to Operating Activities

 Net loss for the period                                          (46,794)    (50,091)

Adjustments to reconcile net loss to cash

  Donated rent and services                                        31,800      33,000
  Imputed interest                                                  2,545           -

 Changes in operating assets and liabilities

  Increase in deposit                                                (500)          -
  Increase (decrease) in accounts payable and accrued liabilities   3,916        (977)
--------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                              (9,033)    (18,068)
--------------------------------------------------------------------------------------
Cash Flows from Financing Activities

 Increase in bank overdraft                                             -         326
 Advances from related parties                                      4,157      18,067
--------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                           4,157      18,393
--------------------------------------------------------------------------------------
Cash Flows from Investing Activities                                    -           -
--------------------------------------------------------------------------------------
Change In Cash                                                     (4,876)        325

Cash - Beginning of Year                                            4,904           -
--------------------------------------------------------------------------------------
Cash - End of Year                                                     28         325
======================================================================================
Non-Cash Financing Activities                                           -           -
======================================================================================

Supplemental Disclosures

Interest paid                                                           -           -
Income tax paid                                                         -           -

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

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at June 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $53,897 and has accumulated operating losses of $205,817 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $69,897 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

     (c)  Long-lived  Assets

          Costs to acquire long-lived assets are capitalized as incurred. Carrying value is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)

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

     (f)  Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (i)  Recent  Accounting  Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (i)  Recent  Accounting  Pronouncements  (continued)

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

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

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

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)

4.   Related  Party  Transactions/Balances

     (a) The balances owing to various officers, directors and shareholders are non-interest bearing, unsecured and due on demand. Imputed interest of $2,545, calculated at a rate of 12% per annum, was charged to operations and treated as donated capital.

     (b) In 2001 the Company advanced $12,000, bearing interest at 7% per annum and due on demand, to Modern Water Technologies Inc., ("Modern") an operating company controlled by the former President of the Company. This loan was provided ahead of an agreement to merge with Modern to advance its business. The merger did not proceed and on December 13, 2002 the Company agreed to assign the $12,000 plus interest owed by Modern to Peter Merry, the president of Modern and former President of the Company to reduce the balance due from $22,670 to $10,670. Peter Merry then agreed to accept $2,500 in cash and forgave the remaining debt owed to him by the Company resulting in forgiveness of debt of $8,170.

     (c) The value of rent of $1,800 (2002 - $3,000) was contributed by the President of the Company and charged to operations and treated as donated capital.

     (d) The value of consulting services of $30,000 (2002 - $30,000) was contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

Item  2,  Management's  Discussion  and  Analysis  of  Plan  of  Operation
--------------------------------------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing in this Form 10-QSB.

During the period from April 1, 2003 through June 30, 2003, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. The Company received no revenues during this period.

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

The management of the Company are continuing in discussions with a well-established Toronto (Canada) based heavy industrial waste management company. Management is conducting a rigorous due diligence process to determine if there is potential for a business venture between the two companies with the objective of enhancing shareholder value.

Liquidity  and  Capital  Resources
----------------------------------

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the June 30, 2003 financial statements. The Company's balance sheet as of June 30, 2003, reflects total assets of $528, and total liabilities of $54,425.

As at June 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $53,897 and has accumulated operating losses of $205,817 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

                              Argenta Systems, Inc.
                ---------------------------------------------------
                                  (Registrant)


              By             /s/  Douglas S. Levell
                ---------------------------------------------------
                 Douglas S. Levell, President, CEO and Director

              Date              August 13, 2003
                   ------------------------------------------------

              By             /s/  Jo Ann Hilton
                ---------------------------------------------------
                      Jo Ann Hilton, Secretary and Director

              Date              August 13, 2003
                   ------------------------------------------------

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

                                 /s/ DOUGLAS S. LEVELL
                              ---------------------------
                                   Douglas S. Levell
                                   Chief Executive and Financial Officer

Date: August 13, 2003

                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Argenta Systems Inc. (formerly XIT Solutions.com, Inc.) (the "Company") on Form 10-KSB for the quarterly period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas Levell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 13, 2003