Form 10QSB
period 2003-09-30
ARGENTA SYSTEMS INC
filed 2003-10-31
CIK 1091294

==============================================================================
SEC 2334 (03-03) POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                      ==========================

                                                      ==========================
                                                            OMB APPROVAL
                                                      ==========================
                                                      OMB Number: 3235-0416
                                                      ==========================
                                                      Expires: December 31, 2005
                                                      ==========================
                                                      Estimated average burden
                                                      hours per response: 174.00
                                                      ==========================

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  September  30,  2003
                                              --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to _________

                     Commission file number     000 - 32541
                                              --------------


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


                  P.O. Box 5287, Victoria, BC, Canada, V8R 6N4
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (250) 405- 5150
                                 ---------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 as of October 29, 2003
                                            --------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                             September 30,   December 31,
                                                                 2003            2002
                                                                  $                $
                                                             (unaudited)       (audited)
ASSETS

Current Assets

  Cash                                                                 326          4,904
  Deposit                                                              500              -
------------------------------------------------------------------------------------------

Total Assets                                                           826          4,904
==========================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                   5,001          1,223
  Accrued liabilities                                                  800          2,500
  Due to related parties (Note 4)                                   57,571         42,629
------------------------------------------------------------------------------------------

Total Liabilities                                                   63,372         46,352
------------------------------------------------------------------------------------------


Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par
value of $0.001; 9,000,000 shares issued and outstanding             9,000          9,000

Additional Paid-in Capital                                          40,575         40,575

Donated Capital (Note 4)                                           118,245         68,000
------------------------------------------------------------------------------------------

                                                                   167,820        117,575

Deficit Accumulated During the Development Stage                  (230,366)      (159,023)
------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                        (62,546)       (41,448)
------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                            826          4,904
==========================================================================================

     (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                       Accumulated From
                                         June 1, 1999         Three Months              Nine Months
                                      (Date of Inception)        Ended                    Ended
                                       to September 30,       September 30,            September 30,
                                            2003            2003         2002         2003        2002
                                             $               $            $            $           $

Revenue                                             -            -            -            -           -
---------------------------------------------------------------------------------------------------------

Expenses

  Asset written-off                             2,000            -            -            -           -
  Bank charges and interest                     1,061          127           12          209         541
  Consulting (Note 4(d))                      135,325       15,000       15,000       45,000      45,000
  Imputed interest (Note 4(a))                  7,545            -            -        2,545           -
  Office, rent and telephone
    (Note 4(c))                                42,819        5,152        2,832       15,527      12,247
  Professional fees                            21,942        3,900          400        6,400       2,017
  Transfer agent and regulatory                 8,489          370          880        1,662         959
  Travel                                       19,355            -          452            -       8,903
  Less: Forgiveness of debt
    (Note 4(b))                                (8,170)           -            -            -           -
---------------------------------------------------------------------------------------------------------

Total Expenses                                230,366       24,549       19,576       71,343      69,667
---------------------------------------------------------------------------------------------------------

Net Loss For The Period                      (230,366)     (24,549)     (19,576)     (71,343)    (69,667)
=========================================================================================================

Net Loss Per Share                                               -            -        (0.01)      (0.01)
=========================================================================================================

Weighted Average Shares Outstanding                      9,000,000    9,000,000    9,000,000   9,000,000
=========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                     Nine Months     Nine Months
                                                        Ended           Ended
                                                    September 30,   September 30,
                                                        2003             2002
                                                         $                 $

Cash Flows to Operating Activities

  Net loss for the period                                 (71,243)        (69,667)

  Adjustments to reconcile net loss to cash

    Donated rent and services                              47,700          49,500
    Imputed interest                                        2,545               -

  Changes in operating assets and liabilities

    Deposit                                                  (500)              -
    Accounts payable and accrued liabilities                1,978             650
----------------------------------------------------------------------------------

Net Cash Used by Operating Activities                     (19,520)        (19,517)
----------------------------------------------------------------------------------

Cash Flows from Financing Activities

  Advances from related parties                            14,942          19,850
----------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                  14,942          19,850
----------------------------------------------------------------------------------

Cash Flows from Investing Activities                            -               -
----------------------------------------------------------------------------------

Change In Cash and Cash Equivalents                        (4,578)            333

Cash and Cash Equivalents - Beginning of Period             4,904              (8)
----------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                     326             325
==================================================================================

Non-Cash Financing Activities                                   -               -
==================================================================================

Supplemental Disclosures

  Interest paid                                                 -               -
  Income tax paid                                               -               -

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

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at September 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $62,446 and has accumulated operating losses of $230,266 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $78,446 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

     (f)  Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

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

     (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the grantor's web site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Spain. The license was acquired on February 14, 2000 for a term of three years. The license was renewed until February 14, 2004. The Company must pay an annual fee of $500 for maintenance of the grantor's web site commencing on the start-up of operations. The grantor of the license retains 50% of the profit on sales made.

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

     (c) The value of rent of $2,700 (2002 - $4,500) was contributed by the President of the Company and charged to operations and treated as donated capital.

     (d) The value of consulting services of $45,000 (2002 - $45,000) was contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

Item 2.   Management's Discussion and Analysis of Plan of Operation
-------------------------------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing in this Form 10-QSB.

Argenta Systems Inc. herein (he "Company") was incorporated in the State of Nevada, U.S.A. on June 1, 1999. The Company acquired a license to market and distribute a product in Ohio. This license was cancelled and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Spain. The grantor of the license offers these products for sale from various suppliers on their web site.

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at September 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $62,446 and has accumulated operating losses of $230,266 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $78,446 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern.

A 10SB Registration Statement was filed on April 12, 2001, which became effective on June 12, 2001.

During the period from July 1, 2003 through September 30, 2003, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. The Company received no revenues during this period.

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

Results  of  Operations
-----------------------

The results of operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, indicate a net loss of $71,343
(2003) compared to $69,667 (2002). Significant variances in expenditures are: office, rent and telephone - $15,527 (2003) compared to $12,247 (2002), increase due to additional communications and rent expenses; professional fees - $6,400
(2003) compared to $2,017 (2002), increase due to the engagement of an attorney; and, travel - $0 (2003) compared to $8,903 (2002), decrease due to no travel requirement in the current year to date.

Liquidity  and  Capital  Resources
----------------------------------

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the September 30, 2003 financial statements. The Company's balance sheet as of September 30, 2003, reflects total assets of $826, and total liabilities of $63,372.

As at September 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $62,546 and has accumulated operating losses of $230,366 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

The Company's major expenses for the quarter and subsequent periods to this filing consist of professional fees and filing fees. Additional expenses are in the nature of normal operating expenses such as; travel, office, rent, telephone, business development, and milestone implementation. These operations have been funded through advances from the directors and major shareholders. The President of the Company and a shareholder continue to donate consulting services to the Company.

The Company expects to carry out its plan of business as discussed above. The Company has no immediate expenses, other than organizational expenses, milestone implementation expenses, and expenses associated with identifying further business opportunities. The directors or major shareholders will continue to make payments of these expenses until such time as suitable financing is arranged.

The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. The company is licensed to sell these products and pursuant to the license agreement, the license is valid until February 2004. The license can be renewed automatically at that time. Should the Company determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the internet.

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

Subsequent  Events
------------------

None

Item  3.     Controls  and  Procedures
--------------------------------------

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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


                              Argenta Systems, Inc.
               --------------------------------------------------
                                  (Registrant)


              By              /s/  Douglas S. Levell
                 --------------------------------------------------
                 Douglas S. Levell, President, CEO and Director

              Date              October 29, 2003
                 --------------------------------------------------

              By               /s/  Jo Ann Hilton
                 --------------------------------------------------
                      Jo Ann Hilton, Secretary and Director

              Date            October 29, 2003
                 --------------------------------------------------

     -    Print  the name and title of each signing officer under his signature.