Form 10KSB
period 2003-12-31
ARGENTA SYSTEMS INC
filed 2004-03-30
CIK 1091294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                                                  For the fiscal year ended 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
         For the transition period from _______________________ to _____________

                         Commission file number ________________________________


                               ARGENTA SYSTEMS INC
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                Nevada                                       6-0609457
    -------------------------------                ----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


             P.O. Box 5287                                   V8R 6N4
    -------------------------------                ----------------------------
         Victoria, B.C. Canada                              (Zip Code)
(Address of principal executive offices)


Issuer's telephone number (250) 405-5150
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Registrant's revenues for the December 31, 2003 fiscal year were $0.00.

The aggregate market value of the voting stock held by non-affiliates of registrant, as of the last business day and registrant's most recently completed fiscal quarter, and of the date hereof, is $0.00.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2003 is 9,000,000.

Transitional Small Business Disclosure Format (Check one): Yes    ; No  X
                                                               ---     ---


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     ARGENTA SYSTEMS INC (formerly known as XIT Solutions.Com, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on June 1, 1999, and is in its early developmental and promotional stages. On May 21, 2002, the Company adopted its current name and amended its Articles of Incorporation to increase its authorized capital stock and create a class of preferred stock.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company owns no real property. The company rented office space on a month-to-month basis as follows: #225 - 4750 Lincoln Blvd, Los Angeles, CA, 90292, at a monthly rental of $1,000 for 250 square feet; and at #843 - 203 Kimta Road, Victoria, British Columbia, V9A 6T5 at a montly rental of $300 for 120 square feet of office space which has been donated by the President of the Company.


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


SHAREHOLDERS

     As of December 31, 2003 there were 36 shareholders of record.

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

     During the year ending December 31, 2003, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. No revenues were received by the Company during this period.

     For 2004, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with filings under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of business.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the December 31, 2003 audited financial statements. As at December 31, 2003, the Company has not recognized any revenue, has a working capital deficit of $98,108 and has accumulated operating losses of $257,131 since its inception. A minimum of $5,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $118,108 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares.

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

ITEM 7.   FINANCIAL STATEMENTS.

Argenta Systems Inc.
(A Development Stage Company)


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . F-1

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Statement of Stockholders' Deficit . . . . . . . . . . . . . . . . . . . . . F-5

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . F-6 to F-10

MANNING ELLIOTT        |  11th floor, 1050 West Pender Street,
CHARTERED ACCOUNTANTS  |  Vancouver BC, Canada V6E 3S7  Phone: 604.714.3600
                       |  Fax: 604.714.3669  Web: manningelliott.com


                          Independent Auditors' Report
                          ----------------------------

To the Stockholders and Directors
of Argenta Systems Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Argenta Systems Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, cash flows and stockholders' deficit for the period from June 1, 1999 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Argenta Systems Inc. (A Development Stage Company), as of December 31, 20032 and 2002, and the results of its operations and its cash flows for the period from June 1, 1999 (Date of Inception) to December 31, 2003, and the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles used in the United States of America.

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

March 23, 2004

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                            December 31,    December 31,
                                                                2003            2002
                                                                 $               $
ASSETS

Current Assets

  Cash                                                                 3           4,904
-----------------------------------------------------------------------------------------
Total Assets                                                           3           4,904
=========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                 6,049           1,223
  Accrued liabilities                                              4,100           2,500
  Due to related parties (Note 4)                                 62,393          42,629
-----------------------------------------------------------------------------------------
Total Current Liabilities                                         72,542          46,352
-----------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Preferred Stock, 25,000,000 shares authorized with a par
value of $0.001; no shares issued and outstanding                      -               -

Common Stock, 175,000,000 shares authorized with a par
value of $0.001; 9,000,000 shares issued and outstanding           9,000           9,000

Additional Paid-in Capital                                        40,575          40,575

Donated Capital (Note 4)                                         131,600          68,000

Deficit Accumulated During the Development Stage                (253,714)       (159,023)
-----------------------------------------------------------------------------------------
Total Stockholders' Deficit                                      (72,539)        (41,448)
-----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                            3           4,904
=========================================================================================

    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                            Accumulated
                                               From
                                           June 1, 1999         Ye           ar
                                             (Date of
                                            Inception)          En           ded
                                          to December 31,      Decem       ber 31,
                                               2003            2003         2002
                                                 $               $            $
Revenue                                                 -            -            -
------------------------------------------------------------------------------------

Expenses
  Bank charges and interest                         1,091          239          565
  Consulting (Note 4(e))                          150,325       60,000       52,500
  Imputed interest (Note 4(b))                      5,000            -        5,000
  License amortized and written-off                 2,000            -            -
  Office                                            8,911          725        2,535
  Professional fees                                25,442        9,900        3,517
  Rent (Note 4(d))                                 26,700       16,200        5,400
  Telephone                                        11,795        3,189        5,843
  Transfer agent and regulatory                    10,061        3,234        2,448
  Travel                                           20,559        1,204        9,044
  Less: Forgiveness of debt (Note 4(c))            (8,170)           -       (8,170)
------------------------------------------------------------------------------------
Total Expenses                                    253,714       94,691       78,682
------------------------------------------------------------------------------------
Net Loss For The Period                          (253,714)     (94,691)     (78,682)
====================================================================================
Net Loss Per Share - Basic and Diluted                           (0.01)       (0.01)
====================================================================================
Weighted Average Shares Outstanding                          9,000,000    9,000,000
====================================================================================

    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                          Accumulated from
                                                            June 1, 1999
                                                        (Date of Inception)        Year ended
                                                          to December 31,         December 31,
                                                                2003            2003       2002
                                                                 $                $          $

Cash Flows to Operating Activities

  Net loss for the period                                          (253,714)   (94,691)   (78,682)

Adjustments to reconcile net loss to net cash used by operating activities

    Donated rent and services                                       126,600     63,600     57,900
    Expenses not paid with cash                                       2,575          -          -
    Forgiveness of debt                                              (8,170)         -     (8,170)
    Imputed interest                                                  5,000          -      5,000
    License amortized and written-off                                 2,000          -          -

  Changes in operating assets and liabilities

    Accounts payable and accrued liabilities                         10,149      6,426      1,373
    Advances from related parties                                   107,563     19,764     27,491
--------------------------------------------------------------------------------------------------
Net Cash Provided by (Used by) Operating                             (7,997)    (4,901)     4,912
Activities
--------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Issuance of share capital                                          20,000          -          -
--------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                            20,000          -          -
--------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Issuance of note receivable                                       (12,000)         -          -
--------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                               (12,000)         -          -
--------------------------------------------------------------------------------------------------
Change In Cash                                                            3     (4,901)     4,912
Cash (Deficiency) - Beginning of Period                                   -      4,904         (8)
--------------------------------------------------------------------------------------------------
Cash - End of Period                                                      3          3      4,904
==================================================================================================
Non-Cash Financing Activities
  2,500,000 shares issued for organizational costs                    2,500          -          -
  2,000,000 shares issued for the acquisition of a
  license (Note 3)                                                    2,000          -          -



    (The Accompanying Notes are an Integral Part of the Financial Statements)

  Organizational costs paid for by a director for no
  consideration treated as additional paid in capital                    75          -          -
  2,500,000 common shares issued at $0.01 per
  share for settlement of debt to a related party                    25,000          -          -
==================================================================================================
Supplemental Disclosures
  Interest paid                                                           -          -          -
  Income tax paid                                                         -          -          -

    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From June 1, 1999 (Date of Inception) to December 31, 2003
(expressed in U.S. dollars)


                                                                                 Deficit
                                                                               Accumulated
                                                       Additional              During the
                                      Common Stock       Paid-in    Donated    Development
                                    Shares    Amount     Capital    Capital       Stage        Total
                                       #         $          $          $            $            $

Balance - June 1, 1999 (Date
of Inception)                              -        -            -         -             -          -

  Stock issued for
  organizational costs             2,500,000    2,500            -         -             -      2,500

  Additional paid in capital for
  organizational costs incurred
  by a director on behalf of the
  Company                                  -        -           75         -             -         75

  Stock issued for license         2,000,000    2,000            -                       -      2,000

  Net loss for the period                  -        -            -         -        (5,775)    (5,775)
------------------------------------------------------------------------------------------------------
Balance - December 31, 1999        4,500,000    4,500           75         -        (5,775)    (1,200)
  Net loss for the year                    -        -            -         -             -          -
------------------------------------------------------------------------------------------------------
Balance - December 31, 2000        4,500,000    4,500           75         -        (5,775)    (1,200)
  Stock issued for cash            2,000,000    2,000       18,000         -             -     20,000
  Stock issued for settlement
  of debt to a related party       2,500,000    2,500       22,500         -             -     25,000
  Donated rent                             -        -            -     5,100                    5,100
  Net loss for the year                    -        -            -         -       (74,566)   (74,566)
------------------------------------------------------------------------------------------------------
Balance - December 31, 2001        9,000,000    9,000       40,575     5,100       (80,341)   (25,666)
  Donated consulting and rent              -        -            -    57,900             -     57,900
  Imputed interest                         -        -            -     5,000             -      5,000
  Net loss for the year                    -        -            -         -       (78,682)   (78,682)
------------------------------------------------------------------------------------------------------
Balance - December 31, 2002        9,000,000    9,000       40,575    68,000      (159,023)   (41,448)
  Donated consulting and rent              -        -            -    63,600             -     63,600
  Net loss for the year                    -        -            -         -       (94,691)   (94,691)
------------------------------------------------------------------------------------------------------
Balance - December 31, 2003        9,000,000    9,000       40,575   131,600      (253,714)   (72,539)
======================================================================================================

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

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at December 31, 2003, the Company has not recognized any revenue, has a working capital deficit of $72,539 and has accumulated operating losses of $253,714 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $88,539 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


2.   Summary of Significant Accounting Policies

     (a)  Year  end

          The Company's fiscal year end is December 31.

     (b)  Use  of  Estimates

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

     (d)  Long-Lived  Assets

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

     (e)  Income  Tax

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     (f)  Revenue  Recognition

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

     (g)  Accounting  for  Stock-Based  Compensation

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

     (h)  Comprehensive  Income

          SFAS No. 130 "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (i)  Basic  and  Diluted  Net  Income  (Loss)  per  Share

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

     (k)  Recent  Accounting  Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

          FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


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

     (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the grantor's web site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Spain. The license was acquired on February 14, 2000 for a term of three years. The license automatically renews each February without notice, commencing February 2003. The Company must pay an annual fee of $500 for maintenance of the grantor's web site commencing on start-up of operations. The grantor of the license retains 50% of the profit on sales made.


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

     (b) The balances owing to various officers, directors and shareholders are non-interest bearing, unsecured and due on demand. In 2002, imputed interest of $5,000, calculated at a rate of 12% per annum, was charged to operations and treated as donated capital.

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

     (d) The value of rent of $3,600 (2002 - $5,400) was contributed by the President of the Company and charged to operations and treated as donated capital.

     (e) The value of consulting services of $60,000 (2002 - $52,500) was contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

5.   Income  Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of $121,000 which commence expiring in 2014. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at December 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                         2003       2002
                                           $         $
          Net Operating Income (Loss)    31,000    29,000

          Statutory Tax Rate                 34%       34%

          Effective Tax Rate                  -         -

          Deferred Tax Asset             10,540     9,860

          Valuation Allowance           (10,540)   (9,860)
          ------------------------------------------------

          Net Deferred Tax Asset              -         -
          ================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with Accountants on Accounting and Financial Disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the current disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth the name, age and position of each director and executive officer of the Company

     NAME                 AGE     POSITION
     ----                 ---     --------

     Douglas S. Levell     49     President, CEO and Director

     Jo Ann Hilton         43     Secretary and Director

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information as to the Company's Chief Executive Officer and the highest paid officers and directors for our last fiscal year ended December 31, 2003. No other compensation was paid to any such officers or directors during this time period.

                                    ANNUAL COMPENSATION TABLE

           Annual Compensation                      Long Term Compensation
         ---------------------                      ----------------------
                                                    Other
                                            Annual  Restricted                   All
                                            Com-    Stock                        Other
                                            Pen-    Options              LTIP    Compen-
Name       Title      Year   Salary  Bonus  sation  Awarded     SARs(#)  Payout  sation
-------  ----------  ------  ------  -----  ------  ----------  -------  ------  -------
Douglas  Director      2003       0      0       0           0        0       0        0
Levell   President
         and CEO

Jo Ann   Director      2003       0      0       0           0        0       0        0
Hilton   and
         Secretrary

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below provides the beneficial ownership of our common stock by each person known by the Company to beneficially own more than 5% of the Company's common stock outstanding as of December 31, 2003 and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

                                                      Amount of
                Name and Address          beneficial  Percent
Title of class  of beneficial owner       ownership   of class
--------------  ------------------------  ----------  ----------
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
                1884 Manly Way
                Grand Forks, BC V0H 1H2

MANAGEMENT OWNERSHIP

                                                   Amount of
                Name and Address       beneficial  Percent
Title of class  of beneficial owner    ownership   of class
--------------  ---------------------  ----------  ----------
Common Stock    Global Warming          4,500,000       50.0%
                Solutions Corp.
                (Beneficial Owner,
                Douglas Levell
                P.O. Box 5287
                Victoria, BC, Canada
                V8R 6N4)

Doug Levell owns all of the issued and outstanding stock of Global Warming Solutions Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     There are no Reports on Form 8-K incorporated by reference.

     The following documents are filed as part of this report:

     N/A

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Argenta Systems, Inc.
                         -------------------------------
                                  (Registrant)

            By                 /s/ DOUGLAS S. LEVELL
              ----------------------------------------------------
                 Douglas S. Levell, President, CEO and Director

                   Date             March 29, 2004
                       -------------------------------------

            By                   /s/ JO ANN HILTON
              ----------------------------------------------------
                      Jo Ann Hilton, Secretary and Director

                   Date             March 29, 2004
                       -------------------------------------

     -    Print the name and title of each signing officer under his signature.