Form 10QSB
period 2004-03-31
ARGENTA SYSTEMS INC
filed 2004-05-17
CIK 1091294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004
                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to _________

                       Commission file number 000 - 32541
                                              -----------

                              Argenta Systems, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       #6-0609457
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

    (The accompanying Notes are an Integral Part of the Financial Statements)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ] No [ ]   N/A


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 as of May 14, 2004
                                            ----------------------------


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

    (The accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                      March 31,     December 31,
                                                         2004           2003
                                                          $              $
                                                     (unaudited)     (audited)
ASSETS

Current Assets
  Cash                                                     5,899               3
---------------------------------------------------------------------------------
Total Assets                                               5,899               3
=================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                         9,810           6,049
  Accrued liabilities                                      3,100           4,100
  Due to related parties (Note 4)                         77,075          62,393
---------------------------------------------------------------------------------
Total Liabilities                                         89,985          72,542
=================================================================================


Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with
a par value of $0.001; 9,000,000 shares issued and
outstanding                                                9,000           9,000

Additional Paid-in Capital                                40,575          40,575

Donated Capital (Note 4)                                 140,600         131,600

Deficit Accumulated During the Development Stage        (274,261)       (253,714)
---------------------------------------------------------------------------------
Total Stockholders' Deficit                              (84,086)        (72,539)
---------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                5,899               3
=================================================================================

    (The accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                          Accumulated
                                              From
                                          June 1, 1999
                                            (Date of          Three Months
                                           Inception)             Ended
                                          to March 31,           March 31,
                                              2004          2004         2003
                                               $              $            $
Revenue                                              -            -            -
---------------------------------------------------------------------------------

Expenses

  Bank charges and interest                      1,104           13           52
  Consulting (Note 4(b))                       165,325       15,000       15,000
  Imputed interest (Note 4(a))                   5,000            -        1,270
  License amortized and written-off              2,000            -            -
  Office                                         8,948           37           21
  Professional fees                             27,692        2,250        1,400
  Rent                                          28,500        1,800        4,200
  Telephone                                     12,582          787          323
  Transfer agent and regulatory                 10,573          512          250
  Travel                                        20,707          148            -
  Less: Forgiveness of debt                     (8,170)           -            -
---------------------------------------------------------------------------------
Total Expenses                                 274,261       20,547       22,516
---------------------------------------------------------------------------------
Net Loss For The Period                       (274,261)     (20,547)     (22,516)
=================================================================================
Net Loss Per Share - Basic and Diluted                            -            -
=================================================================================
Weighted Average Shares Outstanding                       9,000,000    9,000,000
=================================================================================

    (The accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                         Three
                                                         Months      Three Months
                                                          Ended         Ended
                                                        March 31,     March 31,
                                                          2004           2003
                                                            $             $

Cash Flows to Operating Activities

 Net loss for the period                                  (20,547)        (22,516)

Adjustments to reconcile net loss to net cash used by operating activities

  Donated rent and services                                 9,000          15,900
  Imputed interest                                              -           1,270

Changes in operating assets and liabilities

  Deposit                                                       -            (500)
  Accounts payable and accrued liabilities                  2,761           1,500
  Due to related parties                                   14,682            (500)
----------------------------------------------------------------------------------
Net Cash from (used by) Operating Activities                5,896          (4,846)
----------------------------------------------------------------------------------
Cash Flows to Investing Activities                              -               -
----------------------------------------------------------------------------------
Cash Flows from Financing Activities                            -               -
----------------------------------------------------------------------------------
Change In Cash                                              5,896          (4,846)
Cash - Beginning of Period                                      3           4,904
----------------------------------------------------------------------------------
Cash - End of Period                                        5,899              58
==================================================================================
Non-Cash Financing Activities                                   -               -
==================================================================================
Supplemental Disclosures
 Interest paid                                                  -               -
 Income tax paid                                                -               -

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

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at March 31, 2004, the Company has not recognized any revenue, has a working capital deficit of $84,086 and has accumulated operating losses of $274,261 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $100,086 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

     (c)  Long-lived Assets

          Costs to acquire long-lived assets are capitalized as incurred. Carrying value is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various

    (The accompanying Notes are an Integral Part of the Financial Statements) analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (i)  Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers'

    (The accompanying Notes are an Integral Part of the Financial Statements) classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

    (The accompanying Notes are an Integral Part of the Financial Statements)

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

     (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the grantor's web site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Spain. The license was acquired on February 14, 2000 for an initial term of three years. The license has been renewed until February 14, 2005. The Company must pay an annual fee of $500 for maintenance of the grantor's web site commencing on the start-up of operations. The grantor of the license retains 50% of the profit on sales made.

4.   Related  Party  Transactions/Balances

     (a) The balances owing to various officers, directors and shareholders are non-interest bearing, unsecured and due on demand. Imputed interest of $1,270, calculated at a rate of 12% per annum, was charged to operations and treated as donated capital in 2003. Imputed interest was not charged in 2004.

     (b) The value of consulting services of $9,000 (2003 - $15,000) was contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

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

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at March 31, 2004, the Company has not recognized any revenue, has a working capital deficit of $84,086 and has accumulated operating losses of $274,261 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $100,086 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern.

A 10SB Registration Statement was filed on April 12, 2001, which became effective on June 12, 2001.

During the period from January 1, 2004 through March 31, 2004, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. The Company received no revenues during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not

    (The accompanying Notes are an Integral Part of the Financial Statements) generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of business.

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

Results of Operations
---------------------

The results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, indicate a net loss of $20,547 (2004)

    (The accompanying Notes are an Integral Part of the Financial Statements) compared to $22,516 (2003). Significant variances in expenditures are: Office rent - $1,800 (2004) compared to $4,200 (2003), decrease due to temporary downsizing of the Los Angeles marketing office.

Liquidity  and  Capital  Resources
----------------------------------

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the March 31, 2004 financial statements. The Company's balance sheet as of March 31, 2004, reflects total assets of $5,889, and total liabilities of $89,985.

As at March 31, 2004, the Company has not recognized any revenue, has a working capital deficit of $84,086 and has accumulated operating losses of $274,261 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

The Company's major expenses for the quarter and subsequent periods to this filing consist of professional fees and filing fees. Additional expenses are in the nature of normal operating expenses such as; travel, office, rent, telephone, business development, and milestone implementation. These operations have been funded through advances from the directors and major shareholders.
The President of the Company and a shareholder continue to donate a significant portion of their consulting services to the Company.

The Company expects to carry out its plan of business as discussed above. The Company has no immediate expenses, other than organizational expenses, milestone implementation expenses, and expenses associated with identifying further business opportunities. The directors or major shareholders will continue to make payments of these expenses until such time as suitable financing is arranged.

The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. The company is licensed to sell these products and pursuant to the license agreement, the license is valid until February 2005. The license can be renewed automatically at that time. Should the Company determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the internet.

    (The accompanying Notes are an Integral Part of the Financial Statements)

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

Subsequent  Events
------------------

None

Item 3.   Controls and Procedures
---------------------------------

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to

    (The accompanying Notes are an Integral Part of the Financial Statements) ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

    (The accompanying Notes are an Integral Part of the Financial Statements)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Argenta Systems, Inc.
                -------------------------------------------------
                                  (Registrant)


              By              /s/  Douglas S. Levell
                -------------------------------------------------
                 Douglas S. Levell, President, CEO and Director

              Date               May 14, 2004
                -------------------------------------------------

              By             /s/  Jo Ann Hilton
                -------------------------------------------------
                      Jo Ann Hilton, Secretary and Director

              Date              May 14, 2004
                -------------------------------------------------

    (The accompanying Notes are an Integral Part of the Financial Statements)