Form 10QSB
period 2004-06-30
ARGENTA SYSTEMS INC
filed 2004-08-16
CIK 1091294

================================================================================
SEC 2334  POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
(03-03) CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
================================================================================
                                                            OMB  APPROVAL
                                                   -----------------------------
                                                   OMB  Number:  3235-0416
                                                   -----------------------------
                                                   Expires:  December  31,  2005
                                                   -----------------------------
                                                   Estimated  average  burden
                                                   -----------------------------
                                                   hours  per  response:  174.00
                                                   -----------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2004
                                         ---------------
__________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to _________

                         Commission  file  number  000  -  32541
                                                  --------------

                              Argenta Systems, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                      #6-0609457
    -------------------------------                    --------------------
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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 as of August 13, 2004
                                                 -------------------------------

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

Argenta  Systems  Inc.
(A  Development  Stage  Company)

June 30, 2004


                                                                               Index

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . .  F-4

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                             June 30,     December 31,
                                                               2004           2003
                                                                $              $
                                                           (unaudited)     (audited)
ASSETS

Current Assets

  Cash                                                          14,690               3
---------------------------------------------------------------------------------------

Total Assets                                                    14,690               3
=======================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                               5,059           6,049
  Accrued liabilities                                            2,150           4,100
  Due to related parties (Note 4)                              106,438          62,393
---------------------------------------------------------------------------------------

Total Liabilities                                              113,647          72,542
---------------------------------------------------------------------------------------


Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par
value of $0.001; 9,000,000 shares issued and outstanding         9,000           9,000

Additional Paid-in Capital                                      40,575          40,575

Donated Capital (Note 4)                                       149,600         131,600

Deficit Accumulated During the Development Stage              (298,132)       (253,714)
---------------------------------------------------------------------------------------
Total Stockholders' Deficit                                    (98,957)        (72,539)
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                     14,690               3
=======================================================================================

    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                        Accumulated From
                                          June 1, 1999          Three Months                Six Months
                                      (Date of Inception)          Ended                      Ended
                                          to June 30,             June 30,                  June 30,
                                              2004             2004         2003         2004         2003
                                               $                 $            $            $            $

Revenue                                        -                 -            -            -            -
--------------------------------------------------------------------------------------------------------------
Expenses

  Bank charges and interest                         1,190           86           30           99           82
  Consulting (Note 4(b))                          180,325       15,000       15,000       30,000       30,000
  Imputed interest (Note 4(a))                      5,000            -        1,275            -        2,545
  License amortized and written-off                 2,000            -            -            -            -
  Office and administrative                         9,572          624        5,831          661        8,575
  Professional fees                                28,942        1,250        1,100        3,500        2,500
  Rent                                             30,300        1,800            -        3,600        1,800
  Telephone                                        14,502        1,920            -        2,707            -
  Transfer agent and regulatory                    11,165          592        1,042        1,104        1,292
  Travel                                           23,306        2,599            -        2,747            -
  Less: Forgiveness of debt                        (8,170)           -            -            -            -
--------------------------------------------------------------------------------------------------------------
Total Expenses                                    298,132       23,871       24,278       44,418       46,794
--------------------------------------------------------------------------------------------------------------
Net Loss For The Period                          (298,132)     (23,871)     (24,278)     (44,418)     (46,794)
==============================================================================================================
Net Loss Per Share - Basic and
Diluted                                                              -            -            -            -
==============================================================================================================
Weighted Average Shares
Outstanding                                                  9,000,000    9,000,000    9,000,000    9,000,000
==============================================================================================================

    (The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                  Six Months    Six Months
                                                                    Ended         Ended
                                                                   June 30,      June 30,
                                                                     2004          2003
                                                                      $             $
Cash Flows to Operating Activities

  Net loss for the period                                            (44,418)      (46,794)

Adjustments to reconcile net loss to net cash used by operating activities

    Donated rent and services                                         18,000        31,800
    Imputed interest                                                       -         2,545

Changes in operating assets and liabilities

    Deposit                                                                -          (500)
    Accounts payable and accrued liabilities                          (2,940)        3,916
    Due to related parties                                            44,045         4,157
-------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                      14,687        (4,876)
-------------------------------------------------------------------------------------------
Cash Flows to Investing Activities                                         -             -
-------------------------------------------------------------------------------------------
Cash Flows from Financing Activities                                       -             -
-------------------------------------------------------------------------------------------
Change In Cash                                                        14,687        (4,876)
Cash - Beginning of Year                                                   3         4,904
-------------------------------------------------------------------------------------------
Cash - End of Year                                                    14,690            28
===========================================================================================
Non-Cash Investing and Financing Activities                                -             -
===========================================================================================

Supplemental Disclosures

  Interest paid                                                            -             -
  Income tax paid                                                          -             -

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

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at June 30, 2004, the Company has not recognized any revenue, has a working capital deficit of $98,957 and has accumulated operating losses of $298,132 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $114,957 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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

     (f)  Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (i)  Recent  Accounting  Pronouncements

          In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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


3.   Licenses (continued)

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


4.   Related Party Transactions/Balances

     (a) The balances owing to various officers, directors and shareholders are non-interest bearing, unsecured and due on demand. Imputed interest of $2,545, calculated at a rate of 12% per annum, was charged to operations and treated as donated capital for the six month period ended June 30, 2003. Imputed interest was not charged in 2004.

     (b) The value of consulting services of $18,000 (2003 - $30,000) was contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

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

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at June 30, 2004, the Company has not recognized any revenue, has a working capital deficit of $98,957 and has accumulated operating losses of $298,132 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $114,957 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern.

A 10SB Registration Statement was filed on April 12, 2001, which became effective on June 12, 2001.

During the period from January 1, 2004 through June 30, 2004, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb products, and exploration of additional business opportunities. The Company received no revenues during this period.

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

Results  of  Operations
-----------------------

The results of operations for the six months ended June 30, 2004 compared to the three months ended June 30, 2003, indicate a net loss of $44,418 (2004) compared to $46,794 (2003). Significant variances in expenditures are: Imputed Interest - Nil (2004) compared to $2,545 (2003), decrease due to interest not being charged in 2004; Telephone, travel, and rent charges were reclassified in 2004 and in aggregate total $9,715 (2004) compared to $10,375 (2003).

Liquidity  and  Capital  Resources
----------------------------------

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the June 30, 2004 financial statements. The Company's balance sheet as of June 30, 2004, reflects total assets of $14,690, and total liabilities of $113,647.

As at June 30, 2004, the Company has not recognized any revenue, has a working capital deficit of $98,957 and has accumulated operating losses of $298,132 since its inception. A minimum of $4,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

Subsequent  Events
------------------

None

Item  3.     Controls  and  Procedures
--------     -------------------------
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


                              Argenta Systems, Inc.
               ---------------------------------------------------
                                  (Registrant)


              By             /s/ Douglas S. Levell
                --------------------------------------------------
                 Douglas S. Levell, President, CEO and Director

              Date              August 13, 2004
                  ------------------------------------------------

              By             /s/ Jo Ann Hilton
                --------------------------------------------------
                      Jo Ann Hilton, Secretary and Director

              Date             August 13, 2004
                  ------------------------------------------------

     -  Print  the  name  and title of each signing officer under his signature.