Form 10QSB
period 2004-09-30
ARGENTA SYSTEMS INC
filed 2004-11-15
CIK 1091294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
                                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 as of October 10, 2004
                                                --------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

Argenta Systems Inc.
(A Development Stage Company)

September 30, 2004

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

Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . .  F-4

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                            September 30,    December 31,
                                                                2004             2003
                                                                  $               $
                                                             (unaudited)      (audited)
ASSETS

Current Assets

  Cash                                                              6,593            3
---------------------------------------------------------------------------------------
Total Assets                                                        6,593            3
=======================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                  3,476        6,049
  Accrued liabilities                                               2,150        4,100
  Due to related parties (Note 4(a))                              116,158       62,393
---------------------------------------------------------------------------------------
Total Liabilities                                                 121,784       72,542
---------------------------------------------------------------------------------------

Commitments (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par               9,000        9,000
value of $0.001; 9,000,000 shares issued and outstanding

Additional Paid-in Capital                                         40,575       40,575

Donated Capital (Note 4(b))                                       158,600      131,600

Deficit Accumulated During the Development Stage                 (323,366)    (253,714)
---------------------------------------------------------------------------------------
Total Stockholders' Deficit                                      (115,191)     (72,539)
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                         6,593            3
=======================================================================================

       (The Accompanying Notes are an integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                        Accumulated
                                           From
                                       June 1, 1999
                                         (Date of                 Three Months                     Nine Months
                                       Inception)to                  Ended                            Ended
                                       September 30,             September  30,                   September  30,
                                           2004              2004             2003            2004             2003
                                             $                $                $                $                $
Revenue                                            -                -                -                -                -
-------------------------------------------------------------------------------------------------------------------------

Expenses

  Bank charges and interest                    1,210               20              127              119              209
  Consulting (Note 4(b))                     195,325           15,000           15,000           45,000           45,000
  Imputed interest (Note 4(a))                 5,000                -                -                -            2,545
  License amortized and written-off            2,000                -                -                -                -
  Office and administrative                   58,092            3,718            5,152           10,687           15,527
  Professional fees                           33,792            4,850            3,900            8,350            6,400
  Transfer agent and regulatory               11,907              742              370            1,846            1,662
  Travel                                      24,210              904                -            3,650                -
  Less: Forgiveness of debt                   (8,170)               -                -                -                -
-------------------------------------------------------------------------------------------------------------------------
Total Expenses                               323,366           25,234           24,549           69,652           71,343
-------------------------------------------------------------------------------------------------------------------------
Net Loss For The Period                     (323,366)         (25,234)         (24,549)         (69,652)         (71,343)
=========================================================================================================================
Net Loss Per Share - Basic and Diluted                              -                -            (0.01)           (0.01)
=========================================================================================================================
Weighted Average Shares Outstanding                         9,000,000        9,000,000        9,000,000        9,000,000
=========================================================================================================================

       (The Accompanying Notes are an integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                       Nine Months      Nine Months
                                                                          Ended            Ended
                                                                      September 30,    September 30,
                                                                          2004             2003
                                                                            $                $
Cash Flows to Operating Activities

  Net loss for the period                                                  (69,652)        (71,243)

Adjustments to reconcile net loss to cash

    Donated rent and services                                               27,000          47,700
    Imputed interest                                                             -           2,545

  Changes in operating assets and liabilities

    (Increase) in deposit                                                        -            (500)
    (Decrease) increase in accounts payable and accrued liabilities         (4,523)          1,978
---------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                      (47,175)        (19,520)
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Advances from related parties                                             53,765          14,942
---------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                   53,765          14,942
---------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                  6,590          (4,578)

Cash - Beginning of Year                                                         3           4,904
---------------------------------------------------------------------------------------------------
Cash - End of Year                                                           6,593             326
===================================================================================================
Non-Cash Financing Activities                                                    -               -
===================================================================================================

Supplemental Disclosures

  Interest paid                                                                  -               -
  Income tax paid                                                                -               -

       (The Accompanying Notes are an integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S dollars)


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

     The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at September 30, 2004, the Company has not recognized any revenue, has a working capital deficit of $115,191 and has accumulated operating losses of $323,366 since its inception. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.   Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

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

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S dollars)


2.   Summary of Significant Accounting Policies (continued)

     (e)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (i)  Interim Financial Statements

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

     (j)  Recent Accounting Pronouncements

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

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S dollars)


3.   Licenses

     (a) The Company acquired a license to market and distribute a product in Ohio. The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. The Company and its shareholder have the right to sue for breach of contract; however, management decided that it was not in the best interest of the Company to commence a lawsuit. This license was cancelled and all financial obligations pursuant to the license agreement were extinguished

     (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the grantor's web site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Spain. The license was acquired on February 14, 2000 for an initial term of three years. The license has been renewed until February 14, 2005. The Company must pay an annual fee of $500 for maintenance of the grantor's web site commencing on the start-up of operations. The grantor of the license retains 50% of the profit on sales made.

4.   Related Party Transactions

     (a) The balances owing to various officers, directors and shareholders are non-interest bearing, unsecured and due on demand. Imputed interest of $2,545, calculated at a rate of 12% per annum, was charged to operations and treated as donated capital for the nine month period ended September 30, 2003. Imputed interest was not charged in 2004.

     (b) During the three and nine month periods ended September 30, 2004, consulting services with a fair value of $9,000 and $27,000 (2003- $45,000), respectively, were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

     (c) During the three and nine month periods ended September 30, 2004, consulting services with a fair value of $6,000 and $18,000 (2003 - $Nil), respectively, were paid to the President of the Company and a shareholder.

     (d) During the three and nine month periods ended September 30, 2004, rent of $2,500 and $6,100 (2003 - $Nil) was paid to the President of the Company and a shareholder. In 2003, rent of $2,700 was contributed by the President of the Company and charged to operations and treated as donated capital.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S dollars)


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

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at September 30, 2004, the Company has not recognized any revenue, has a working capital deficit of $115,191 and has accumulated operating losses of $323,366 since its inception. A minimum of $5,000 per quarter is needed to cover expenses. Thus in the next twelve months the Company will require $135,191 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company's ability to continue as a going concern.

A 10SB Registration Statement was filed on April 12, 2001, which became effective on June 12, 2001.

During the period from January 1, 2004 through September 30, 2004, the Company has engaged in no significant operations other than organizational activities, advancing the business plan to market Vitamineralherb products, and exploration of additional business opportunities. The Company received no revenues during this period.

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

The Company has taken the following steps toward meeting the milestones set out in its Form 10SB:

     Milestone 1: Market Survey. The Company has retained an independent consultant to carry out the market survey. The market survey has been completed and evaluated.

     Milestone 2: Hire Salespeople. The Company has hired one salesperson and has identified a tentative list of other potential hires to handle initial marketing of the Vitamineralherb products. The salesperson will be working on a commission structure and part-time consulting work while the company is in the formation state

     Milestone 3: Establish an office. The Company has established one of two planned office locations in Spain. The address is Las Torres, Avenida de la condomina, Torre B, Piso 10,

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S dollars)


     Albufereta, Alicante 03016, Spain. The office is donated by the company employee at no charge. A lease arrangement will be negotiated as the company realizes revenues.

     Milestone 4: Development of Advertising Campaign. The Company is actively undertaking activities related to this milestone at the present time. Included in this is translating the Vitamineralherb product list into Spanish and creating a website in Spanish, both of which are now underway. Development of a Spanish web site is being done cooperatively with Vitamineralherb.com. It is anticipated that the translations and website creation will be complete in a timely manner to coincide with the implementation of the sales force. Strategic listing of the website with major search engines utilizing keywords is a major objective to ensure the site is accessible to customers. In addition, the Company will be negotiating reciprocal agreements with complementary web sites located in Spain.

     Milestone 5: Implementation of Advertising Campaign/Sales Calls. Test marketing and launch of the advertising campaign is happening simultaneously with milestone 4. Full launch will begin after completion of Milestones 1-4.

     Milestone 6: Achieve Revenues. The company will begin to realize revenues immediately after the launch of the website with potential orders and sales made by the company's salespeople

The Company may also consider different opportunities and in this regard the management of the Company are continuing in discussions with a well-established Toronto (Canada) based heavy industrial waste management company. Management is conducting a rigorous due diligence process to determine if there is potential for a business venture between the two companies with the objective of enhancing shareholder value.

Results of Operations
---------------------

The results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, indicate a net loss of $69,652
(2004)  compared  to $71,343 (2003).  Significant variances in expenditures are:
Office rent - $6,100 (2004) compared to $12,800 (2003), decrease due to temporary downsizing of the Los Angeles marketing office; Travel - $3,650 (2004) compared to nil (2003), increase due to specific activities related to milestone implementation.

Liquidity and Capital Resources
-------------------------------

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the September 30, 2004 financial statements. The Company's balance sheet as of September 30, 2004, reflects total assets of $6,593, and total liabilities of $121,784.

As at September 30, 2004, the Company has not recognized any revenue, has a working capital deficit of $115,191 and has accumulated operating losses of $323,366 since its inception. A minimum of $5,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S dollars)


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

Subsequent Events
-----------------

None

Item 3. Controls and Procedures
-------------------------------

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

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S dollars)


(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S dollars)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Argenta Systems, Inc.
                 ----------------------------------------------
                                  (Registrant)


              By              /s/  Douglas S. Levell
                 ----------------------------------------------
                 Douglas S. Levell, President, CEO and Director

             Date              November 12, 2004
                 ----------------------------------------------


               By             /s/  Jo Ann Hilton
                 ----------------------------------------------
                      Jo Ann Hilton, Secretary and Director

             Date              November 12, 2004
                 ----------------------------------------------

    - Print the name and title of each signing officer under his signature.