Form 10KSB
period 2004-12-31
ARGENTA SYSTEMS INC
filed 2005-03-31
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number ________________________________

Argenta Systems Inc. (Name of small business issuer in its charter)

Nevada	6-0609457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1160 - 9601 Wilshire Blvd Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (250) 768-5544

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for the December 31, 2004 fiscal year were $Nil.

The aggregate market value of the voting stock held by non-affiliates of registrant, as of the last business day and registrant’s most recently completed fiscal quarter, and of the date hereof, is $Nil.

The number of shares of the issuer's Common Stock outstanding as of March 30, 2005 is 9,000,000.

Transitional Small Business Disclosure Format (Check one): Yes ☐;     No ☒

PART I

Item 1. Description of Business

General

Argenta Systems Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 1, 1999, and is in its early developmental and promotional stages. On May 21, 2002, the Company adopted its current name and amended its Articles of Incorporation to increase its authorized capital stock and create a class of preferred stock.

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

The Company currently intends to focus its efforts on the development and operation of Internet marketing of Vitamineralherb.com products in its licensed area of Spain.

Corporate Organization and History

The Company was incorporated pursuant to the laws of the State of Nevada on June 1, 1999. The Company does not have any subsidiaries. The Company was granted a permit, license or certificate for business activities conducted within the State of Nevada on June 1, 1999.

Acquisition of the License

On February 14, 2000, the Company acquired a sub-license agreement with David R. Mortenson & Associates (the "license"). The License grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Spain via the Internet. The Company acquired the license under the terms of a settlement agreement by and between the Company and Mortenson & Associates, an affiliate of Vitamineralherb.com. Mortenson & Associates had granted the Company a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and wastewater in septic tanks and wastewater treatment facilities. Mortenson & Associates was unable to fulfill its obligations to The Company under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to the Company the license to distribute Vitamineralherb.com products in part for its agreement not to pursue its claims against Mortenson & Associates.

The License

The Company has a renewable annual license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. The Company's territory is Spain. The license will automatically be renewed unless the Company or Vitamineralherb.com gives the other notice of its intent not to renew.

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

When a fitness or health professional becomes a client, the Company's salesperson will show the Client how to access the Vitamineralherb.com website. The Client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website. It is anticipated that the Customer will pay for the purchase with a credit card, electronic check ("e-check"), or debit card. All products will be shipped by the manufacturer directly to the professional or its clients.

The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. This fee has been waived until the website has been set up. All financial transactions are to be handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb.com Webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to the manufacture. Vitamineralherb.com then forwards the money due the Company via electronic funds transfer, Vitamineralherb.com's software tracks all sales through the Customer's identification number, and at month end, e-mails to the Company and customer a detailed report including sales commissions. Vitamineralherb.com has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first.

Background on Manufacturer

On July 5, 2001, Vitamineralherb.com entered into a Letter of Agreement with Gaia Garden Herbal Dispensary, located in Vancouver, British Columbia, Canada. Gaia Garden has agreed to provide, at a pre-determined wholesale price, vitamin and herbal products to Vitamineralherb.com, its license holders and clients. Gaia Garden Herbal Dispensary also has the Capability to supply privately labeled products for the Company’s individual clients and customers.

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

The Company's competitors can be divided into several groups including:

•	traditional vitamins, supplements, minerals and alternative health products retailers;

•	the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;

•	online retailers of pharmaceutical and other health-related product that also carry vitamins, supplements, minerals and alternative health products;

•	independent online retailers specializing in vitamins, supplements, minerals and alternative health products;

•	mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and

•	direct sales organizations, retail drugstore chains, health food store merchants, mass-market retail chains and various manufactures of alternative health products.

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

The Company believes that the principal competitive factors in its market are:

•	ability to attract and retain customers;

•	breadth of product selection;

•	product pricing;

•	ability to customize products and labeling

•	quality and responsiveness of customer service.

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

•
Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.

•	Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

•
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

The Company hopes to attract and retain consumers through the following key attributes of its business:

•	Broad Expandable Product Assortment. The Company's product selection is substantially larger than that offered by store-based retailers.

•
Low Product Prices. Product prices can be kept low due to volume purchases through the Company's affiliation with Vitamineralherb.com and other licensees. Product prices will also be lower due to The Company's lack of need of inventory and warehouse space. All products are shipped from the manufacturer.

•	Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.

•	Access to Personalized Programs. Health or fitness professionals can tailor vitamin and dietary supplement regimes to their clients.

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

The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the-counter of homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or adulterated or misbranded products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a Company’s products; seizure of products; adverse publicity; and voluntary recalls and labeling changes.

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be misbranded. A product may be deemed an unapproved drug and misbranded if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a Company’s website may constitute labeling for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

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

The Food and Drug Administration has indicated that claims or statements made on a company’s website about dietary supplements may constitute labeling and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that statements of nutritional support, also referred to as structure/function claims, may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a statement of nutritional support must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on the Company site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of the Company suppliers may incorporate objectionable statements directly in their product names or on their products labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, the Company may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with the Company marketing or products and could cause us to incur significant additional expenses.

In addition, the Dietary Supplement Health and Education Act allows the dissemination of third party literature in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, third party literature may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and the Company cannot assure you that all pieces of third party literature that my be disseminated in connection with the products the Company offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a misbranded product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the non-compliant literature from Company’s website or the modification of the Company selling methods, interfering with the Company continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administrations regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for third party literature as applied to Internet sales.

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

Item 2. Description of Property

The Company owns no real property. The company rented office space on a month-to-month basis as follows: 1A - 1622 Viewmont Drive, Los Angeles, CA, 90069, at a monthly rental of $530 for 250 square feet; and at #843 - 203 Kimta Road, Victoria, British Columbia, V9A 6T5 at a monthly rental of $300 for 120 square feet of office space.

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings and to the Company's knowledge, no such proceedings are threatened or contemplated. At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information and Market Price

There is no trading market for our common stock at present and there has been no trading market to date. Our common stock is not traded on any exchange. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. A broker-dealer has made application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets. We cannot guarantee that we will obtain a listing.

Before a price can be entered in the pink sheets, a broker-dealer must make a supplemental filing with the NASD Regulation, Inc. which includes the basis and factors for the broker-dealer’s price quotation and said filing must be received by the NASD Regulation, Inc. three days before the priced entry appears in the quotation media.

Once a priced quotation has been entered in the pink sheets computerized system, broker-dealers who are using the pink sheet electronic quotation service have access to price information from various market makers. There are no pink sheet rules for market maker quotes. Market makers can submit two sided, one sided or name only quotes in the pink sheets. The pink sheets will only accept quotations from Securities and Exchange Commission registered broker-dealers and market makers are subject to applicable federal and state securities laws and National Association of Securities Dealers Rules. Market makers must be subscribers and must have quotation privileges to “securities in the pink sheets.” The NASD Regulation, Inc. reviews the market makers application and if cleared, it cannot be assumed by any investor that any federal, state or self regulatory requirements other than certain NASD rules and Rule 15c2-11 under the Securities Exchange Act of 1934, as amended, has been considered by the NASD Regulation, Inc. Further, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission have passed upon the accuracy or adequacy of any of the documents contained in our submission to the broker-dealer.

The OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc., will be phased out in and there will be a new market established known as the Bulletin Board Exchange. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in the public float and will have certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards. If we do not qualify for listing on the Bulletin Board Exchange, we will continue to be traded, provided we have market makers trading our securities, in the pink sheets.

Other Stock Market Considerations

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for trans-actions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the trans-action. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Shareholders

As of December 31, 2004 there were 36 shareholders of record.

Dividends

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

Shares Eligible for Future Sale

As of the date of this report, all of the issued and outstanding shares of the Company's common stock held by non-affiliates (4,500,000 shares) should be eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limita-tions included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circum-stances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

The 9,000,000 shares of our common stock were acquired in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended.

In summary, Rule 144 applies to affiliates (that is, control persons) and non-affiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in non--public transactions). Non-affiliates reselling restricted securities, as well as affiliates selling restricted or non-restricted securities, are not considered to be engaged in a dis-tribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

(1)	Current public information must be available about the issuer unless sales are limited to those made by non-affiliates after two years.

(2)	When restricted securities are sold, generally there must be a one-year holding period.

(3)
When either restricted or non-restricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limita-tions; after two years, there are no volume limitations for resales by non-affiliates.

(4)
Except for sales of restricted securities made by non-affiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

(5)
Except for sales of restricted securities made by non-affiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

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

During the year ending December 31, 2004, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb.com products, and exploration of additional business opportunities. No revenues were received by the Company during this period.

For 2005, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with filings under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenue, and may continue to operate at a loss thereafter, depending upon the performance of business.

Plan of Operation

The Company's business plan is to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products.

The Company has taken the following steps toward meeting the milestones set out in the Form 10SB:

Milestone 1: Market Survey. The Company has retained an independent consultant to carry out the market survey. The market survey has been completed and evaluated to determine demand.

Milestone 2: Hire Salespeople. The Company has hired one salesperson and has identified a tentative list of other potential hires to handle initial marketing of the Vitamineralherb products. The salesperson will be working on a commission structure and part-time consulting work while the company is in the formation state..

Milestone 3: Establish an office. The Company has established one of two planned office locations in Spain. The address is Las Torres, Avenida de la condomina, Torre B, Piso 10, Albufereta, Alicante 03016, Spain. The office is donated by the company employee at no charge. A lease arrangement will be negotiated as the company realizes revenues.

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

Milestone 6: Achieve Revenues. The company will begin to realize revenues immediately after the launch of the website with potential orders and sales made by the company’s salespeople..

The management of the Company has entered into discussions with a well-established Toronto, Canada based heavy industrial waste management company. Management has conducted a rigorous due diligence process and has compiled sufficient data for an analysis of the potential for a business venture between the two companies with the objective of enhancing shareholder value. Future discussions are pending achievement of a listing on the exchanges mentioned.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the December 31, 2004 audited financial statements. As at December 31, 2004, the Company has not recognized any revenue, has a working capital deficit of $132,143 and has accumulated operating losses of $349,318 since its inception. A minimum of $5,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $152,143 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares.

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

The Company's business plan is to follow up on the completed market survey to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should the Company determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

In order to determine the feasibility of its business plan, the Company has undertaken a market survey and research into these various potential target markets. This research is ongoing. Should the Company determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, the Company believes that during its first operational quarter, it will need a capital infusion of approximately $90,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. The Company will need additional funds in the event it determines that its market will not pay in advance and it will have to extend credit, however, it is anticipated that vendor purchases will occur primarily as cash related internet transactions. This would preclude a substantial requirement for credit..

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

Item 7. Financial Statements.

Argenta Systems Inc.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Argenta Systems Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Argenta Systems Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders’ deficit for the period from June 1, 1999 (Date of Inception) to December 31, 2004 and the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argenta Systems Inc. (A Development Stage Company), as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the period from June 1, 1999 (Date of Inception) to December 31, 2004, and the years ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a serious working capital deficiency and has incurred start-up losses to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 23, 2005

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2004 $	December 31, 2003 $

ASSETS

Current Assets

Cash	-	3

Total Assets	-	3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	6,992	6,049
Accrued liabilities	4,150	4,100
Due to related parties (Note 4)	121,001	62,393

Total Current Liabilities	132,143	72,542

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized with a par value of $0.001; no shares issued and outstanding	-	-

Common Stock, 175,000,000 shares authorized with a par value of $0.001; 9,000,000 shares issued and outstanding	9,000	9,000

Additional Paid-in Capital	40,575	40,575

Donated Capital (Note 4)	167,600	131,600

Deficit Accumulated During the Development Stage	(349,318)	(253,714)

Total Stockholders’ Deficit	(132,143)	(72,539)

Total Liabilities and Stockholders’ Deficit	-	3

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated From
	June 1, 1999	Year
	(Date of Inception)	Ended
	to December 31,	December 31,
	2004	2004	2003
		$$	$

Revenue	-	-	-

Expenses

Consulting (Notes 4(b) and (c))	210,325	60,000	60,000
Imputed interest	5,000	-	-
License amortized and written-off	2,000	-	-
Office, rent and telephone (Note 4(e))	62,509	14,012	20,353
Professional fees	38,292	12,850	9,900
Transfer agent and regulatory	14,423	4,362	3,234
Travel	24,939	4,380	1,204
Less: Forgiveness of debt	(8,170)	-	-

Total Expenses	349,318	95,604	94,691

Net Loss	(349,318)	(95,604)	(94,691)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		9,000,000	9,000,000

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from
	June 1, 1999
	(Date of Inception)	Year ended
	to December 31,	December 31,
	2004	2004	2003
		$$	$

Cash Flows to Operating Activities

Net loss	(349,318)	(95,604)	(94,691)

Adjustments to reconcile net loss to net cash used by operating activities

Donated rent and consulting	162,600	36,000	63,600
Expenses not paid with cash	2,575	-	-
Forgiveness of debt	(8,170)	-	-
Imputed interest	5,000	-	-
License amortized and written-off	2,000	-	-

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	11,142	993	6,426
Advances from related parties	166,171	58,608	19,764

Net Cash Used in Operating Activities	(8,000)	(3)	(4,901)

Cash Flows to Investing Activities

Issuance of note receivable	(12,000)	-	-

Net Cash Used in Investing Activities	(12,000)	-	-

Cash Flows from Financing Activities

Issuance of share capital	20,000	-	-

Net Cash Provided by Financing Activities	20,000	-	-

Change In Cash	-	(3)	(4,901)

Cash - Beginning of Period	-	3	4,904

Cash - End of Period	-	-	3

Non-cash Investing and Financing Activities

2,500,000 shares issued for organizational costs	2,500	-	-

2,000,000 shares issued for the acquisition of a license (Note 3)	2,000	-	-

Organizational costs paid for by a director for no consideration treated as additional paid in capital	75	-	-

2,500,000 common shares issued at $0.01 per share for settlement of debt to a related party	25,000	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

Argenta Systems Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
From June 1, 1999 (Date of Inception) to December 31, 2004
(expressed in U.S. dollars)
	Common Stock		Additional Paid-in	Donated	Deficit Accumulated During the Development
	Shares #	Amount $	Capital $	Capital $	Stage $	Total $

Balance - June 1, 1999 (Date of Inception)	-	-	-	-	-	-

Stock issued for organizational costs	2,500,000	2,500	-	-	-	2,500

Additional paid in capital for organizational costs incurred by a director on behalf of the Company	-	-	75	-	-	75

Stock issued for license	2,000,000	2,000	-		-	2,000

Net loss for the period	-	-	-	-	(5,775)	(5,775)

Balance - December 31, 1999	4,500,000	4,500	75	-	(5,775)	(1,200)

Net loss for the year	-	-	-	-	-	-

Balance - December 31, 2000	4,500,000	4,500	75	-	(5,775)	(1,200)

Stock issued for cash	2,000,000	2,000	18,000	-	-	20,000

Stock issued for settlement of debt to a related party	2,500,000	2,500	22,500	-	-	25,000

Donated rent	-	-	-	5,100		5,100

Net loss for the year	-	-	-	-	(74,566)	(74,566)

Balance - December 31, 2001	9,000,000	9,000	40,575	5,100	(80,341)	(25,666)

Donated consulting and rent	-	-	-	57,900	-	57,900

Imputed interest	-	-	-	5,000	-	5,000

Net loss for the year	-	-	-	-	(78,682)	(78,682)

Balance - December 31, 2002	9,000,000	9,000	40,575	68,000	(159,023)	(41,448)

Donated consulting and rent	-	-	-	63,600	-	63,600

Net loss for the year	-	-	-	-	(94,691)	(94,691)

Balance - December 31, 2003	9,000,000	9,000	40,575	131,600	(253,714)	(72,539)

Donated consulting and rent	-	-	-	36,000	-	36,000

Net loss for the year	-	-	-	-	(95,604)	(95,604)

Balance - December 31, 2004	9,000,000	9,000	40,575	167,600	(349,318)	(132,143)

1.	Development Stage Company

Argenta Systems Inc. herein (the “Company”) was incorporated in the State of Nevada, U.S.A. on June 1, 1999. The Company acquired a license to market and distribute a product in Ohio. As discussed in Note 3, this license was cancelled and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Spain. The grantor of the license offers these products for sale from various suppliers on their web site.
The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at December 31, 2004, the Company has not recognized any revenue, has a working capital deficit of $132,143 and has accumulated operating losses of $349,318 since its inception. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Year End

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Long-lived Assets

Costs to acquire long-lived assets are capitalized as incurred. Carrying value is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company’s ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

(e)	Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

2.	Summary of Significant Accounting Policies (continued)

(f)	Revenue Recognition

The Company will receive from the grantor of the license, commissions of 50% of the profit on all sales made through the grantor’s web site. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the grantor and does not assume any risks or rewards of the ownership of the products. The Company will recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. This policy is prospective in nature, as the Company has not yet generated any revenue.

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

(h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)	Stock-based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has not generated any stock options since its inception. Pro forma net loss and basic and diluted net loss per share are the same as the reported figures for the periods presented in these financial statements.

2.	Summary of Significant Accounting Policies (continued)

(j)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.
3.	Licenses

(a)
The Company acquired a license to market and distribute a product in Ohio. The Company’s right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. The Company and its shareholder have the right to sue for breach of contract; however, management decided that it was not in the best interest of the Company to commence a lawsuit. This license was cancelled and all financial obligations pursuant to the license agreement were extinguished.

(b)
As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the grantor’s web site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Spain. The license was acquired on February 14, 2000 for an initial term of three years. The license has been renewed until February 14, 2005. The Company must pay an annual fee of $500 for maintenance of the grantor’s web site commencing on the start-up of operations. The grantor of the license retains 50% of the profit on sales made.

4.	Related Party Transactions

(a)	The President of the Company is owed $40,629 (2003 - $22,581) for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)	A shareholder of the Company is owed $80,372 (2003 - $39,812) for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(c)
During the year ended December 31, 2004, consulting services with a fair value of $36,000 (2003- $60,000) were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

(d)	During the year ended December 31, 2004, consulting services of $24,000 (2003 - $Nil) were paid to the President of the Company and a shareholder.

(e)
During the year ended December 31, 2004, rent of $8,600 (2003 - $Nil) was paid to the President of the Company and a shareholder. In 2003, rent of $3,600 was contributed by the President of the Company and charged to operations and treated as donated capital.

5.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of $181,718 which commence expiring in 2014. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004 $	2003 $

Net Operating Income (Loss)	59,604	31,093

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	20,265	10,572

Valuation Allowance	(20,265)	(10,572)

Net Deferred Tax Asset	-	-

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Accountants on Accounting and Financial Disclosure.

Item 8A. Controls and Procedures

Evaluation of Disclosure on Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the current disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Officers, Promoters and Control Persons

The following table sets forth the name, age and position of each director and executive officer of the Company

Name	Age	Position
Douglas S. Levell	50	President, CEO and Director
Jo Ann Hilton	44	Secretary and Director

Douglas Levell - Douglas Levell is currently employed as a Business Consultant with the Interior Health Authority in Kelowna, British Columbia, Canada. Previously, Mr. Levell was employed as Treasurer and Director of Administrative Services of the Islands Trust, a government agency having jurisdiction in the Georgia Basin region of British Columbia. Mr. Levell also served as Comptroller for one of Canada’s premier wineries, Cedar Creek Estate Winery in Kelowna, BC. He has been President of the Company since October 2002.

Jo Ann Hilton - Jo Ann Hilton is a partner in a successful business venture involved in the design, manufacture and marketing of furniture imported from China, Mexico, Indonesia, and other points around the world. Ms. Hilton recently began importing a diverse line of products including wines, olive oils, cheeses, coffee and water. Ms. Hilton will be in charge of rolling out the Company’s health products in Spain.

Terms of Office

Directors of the Company are appointed for one year terms to hold office until the next annual general meeting of the shareholders or until removed from office in accordance with the Company's by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

Significant Employees

The Company does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. None of our officers and directors has filed any Forms pursuant to Section 16(a). We have been informed that our officers and directors intend to file a Form 3, although Section 16(a) contains no provisions allowing an insider to file a late report. All information that would have been contained in said forms were contained in the timely filed compliance documents filed with the Securities and Exchange Commission and this information remains unchanged as of the date hereof. In making these statements, we have relied the representations of each of our directors and officers.

Notwithstanding the above disclosure, the Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

Item 10. Executive Compensation

The following table sets forth certain information as to the Company’s Chief Executive Officer and the highest paid officers and directors for the fiscal year ended December 31, 2004. No other compensation was paid to any such officers or directors during this time period.

Annual Compensation Table

Annual Compensation					Long Term Compensation
Other
					Annual-	Restricted			All
					Com-	Stock			Other
					Pen	Options		LTIP	Compen-
Name	Title	Year	Salary	Bonus	sation	Awarded	SARs(#)	Payout	sation

Douglas	Director	2004	0	0	0	0	0	0	12,000
Levell	President
and CEO

Jo Ann	Director	2004	0	0	0	0	0	0	0
Hilton	and
Secretary

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of our common stock by each person known by the Company to beneficially own more than 5% of the Company’s common stock outstanding as of December 31, 2004 and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

			Amount of
	Name and Address	beneficial	Percent
Title of class	of beneficial owner	ownership	of class

Common Stock	Global Warming
	Solutions Corp.
	(Beneficial Owner
	Douglas Levell
	P.O. Box 5287
	Victoria, BC, Canada
	V8R 6N4)	4,500,000	50.0%
Common Stock	Roxborough Financial
	Group Inc.	500,000	5.55%
	270 N. Canon Dr. #1079
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

Item 12. Certain Relationships and Related Transactions

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
Our officers and directors may be deemed to be promoters, as that term is defined in the federal securities laws. See Item 12 above for the ownership in us by each of our officers and directors.

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

Item 14. Controls and Procedures

See Item 8A above for the information required by Item 307 of Regulation S-B.

Item 15. Principal Accountant Fees and Services

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Manning Elliott Chartered Accountants for the fiscal year ended December 31, 2003 was $4,900 and for the fiscal year ended December 31, 2004 was $5,500.

Audit Related Fees

There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2003 and December 31, 2004.

All Other Fees

There was no tax preparation fees billed for the fiscal year ended December 31, 2003 and December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Argenta Systems, Inc.
(Registrant)

By /s/ DOUGLAS S. LEVELL
Douglas S. Levell, President, CEO and Director
Date March 31, 2005

By /s/ JO ANN HILTON
Jo Ann Hilton, Secretary and Director
Date March 31, 2005

•	Print the name and title of each signing officer under his signature.

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

Date: March 31, 2005

CERTICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Argenta Systems Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas Levell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Douglas Levell
Douglas S. Levell, President, CEO and Financial Officer

Date: March 31, 2005