Form 10QSB
period 2005-03-31
ARGENTA SYSTEMS INC
filed 2005-05-16
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000- 32541

ARGENTA SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	6-0609457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 5287 Victoria, B.C. Canada	V8R 6N4
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 250-718-4354

N/A
(Former name, former address and former fiscal
year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

At May 11, 2005, and as of the date hereof, there were outstanding 9,000,000 shares of the Registrants Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Argenta Systems Inc.
(A Development Stage Company)

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
(unaudited)

	March 31, 2005 $	December 31, 2004 $
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	11	-
Total Assets	11	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	5,634	6,992
Accrued liabilities	5,650	4,150
Due to related parties (Note 4(a) and (b))	137,080	121,001
Total Current Liabilities	148,364	132,143

Contingent Liability (Note 1)
Commitment (Note 5)

Stockholders’ Deficit
Preferred Stock, 25,000,000 shares authorized with a par value of $0.001; no shares issued and outstanding	-	-
Common Stock, 175,000,000 shares authorized with a par value of $0.001; 9,000,000 shares issued and outstanding	9,000	9,000
Additional Paid-in Capital	40,575	40,575
Donated Capital (Note 4(c))	176,600	167,600
Deficit Accumulated During the Development Stage	(374,528)	(349,318)
Total Stockholders’ Deficit	(148,353)	(132,142)
Total Liabilities and Stockholders’ Deficit	11	-

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated From June 1, 1999 (Date of Inception) to March 31,	Three Months Ended March 31,
	2005	2005	2004
	$	$	$

Revenue	-	-	-

Expenses
Consulting (Notes 4(c) and (d))	225,325	15,000	15,000
Imputed interest	5,000	-	-
License amortized and written-off	2,000	-	-
Office, rent and telephone (Note 4(e))	66,899	4,390	2,637
Professional fees	40,542	2,250	2,250
Transfer agent and regulatory	15,316	893	512
Travel	27,616	2,677	148
Less: Forgiveness of debt	(8,170)	-	-
Total Expenses	374,528	25,210	20,547
Net Loss For The Period	(374,528)	(25,210)	(20,547)
Net Loss Per Share - Basic and Diluted		-- -	-- -
Weighted Average Shares Outstanding		9,000,000	9,000,000

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2005	2004
	$	$
Cash Flows to Operating Activities
Net loss for the period	(25,210)	(20,547)
Adjustments to reconcile net loss to net cash used by operating activities
Donated rent and services	9,000	9,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	142	2,761
Due to related parties	16,079	14,682
Net Cash from Operating Activities	11	5,896
Net Cash Provided by Financing Activities	-	-
Net Cash Used in Investing Activities	-	-
Increase In Cash	11	5,896
Cash - Beginning of Period	-	3
Cash - End of Period	11	5,899
Non-cash Investing and Financing Activities	-	-
Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at March 31, 2005, the Company has not recognized any revenue, has a working capital deficit of $148,353 and has accumulated operating losses of $374,528 since its inception. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company will receive from the grantor of the license, commissions of 50% of the profit on all sales made through the grantor’s web site. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the grantor and does not assume any risks or rewards of the ownership of the products. The Company will recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. This policy is prospective in nature, as the Company has not yet generated any revenue.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(i)	Stock - Based Compensation

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

SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company follows the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has not generated any stock options since its inception. Pro forma net loss and basic and diluted net loss per share are the same as the reported figures for the periods presented in these financial statements.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(k)	Interim Financial Statements

These interim statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

(b)
As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the grantor’s web site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Spain. The license was acquired on February 14, 2000 for an initial term of three years. The license has been renewed until February 14, 2006. The Company must pay an annual fee of $500 for maintenance of the grantor’s web site commencing on the start-up of operations. The grantor of the license retains 50% of the profit on sales made.

4.	Related Party Transactions

(a)	The President of the Company is owed $44,754 (December 31, 2004 - $40,629) for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)	A shareholder of the Company is owed $92,326 (December 31, 2004 - $80,372) for expenditures paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

(c)
During the period ended March 31, 2005, consulting services with a fair value of $9,000 (March 31, 2004 - $9,000) were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

(d)	During the period ended March 31, 2005, consulting services with a fair value of $6,000 (March 31, 2004 - $6,000) were paid to the President of the Company and a shareholder.

(e)	During the period ended March 31, 2005, rent of $2,900 (March 31, 2004 - $1,800) was paid to the President of the Company and a shareholder.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Commitment

On March 28, 2005, the Company entered into an agreement that gives the Company the exclusive right to distribute an energy drink in Spain. The Company is to pay a 3.5% commission on all sales. The Company was also granted a non-exclusive right to distribute this product world-wide via the internet. The Company is to pay a 3% commission on these sales. The term of this agreement is five years and can be renewed for an additional five years, unless three months written notice of cancellation is given by either party.

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this Form 10QSB.

Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," as well as those discussed elsewhere in this Form 10QSB.

Background

Argenta Systems Inc. (sometimes the “Company”) was incorporated in the State of Nevada, U.S.A. on June 1, 1999. We acquired a license to market and distribute a product in Ohio. This license was cancelled and we retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Spain. The grantor of the license had offered these products for sale from various suppliers on their web site.

Our Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. The Company is licensed to sell these products and pursuant to the license agreement, the license is valid until February 2006. The license can be renewed automatically at that time. Should the Company determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the internet.

During the period from January 1, 2005 through March 31, 2005, the Company has engaged in no significant operations other than organizational activities, advancing the business plan to market Vitamineralherb products, and exploration of additional business opportunities. The Company received no revenues during this period.

On April 18, 2005, the Company launched its fully functional website, Vitamineralherb.com, in both Spanish and English, and introduced its new health and fitness product, Quick like a Bunny Energy drink. The Company has signed an exclusive right to distribute Quick like a Bunny Energy drink in Spain, and a non-exclusive right to distribute the Quick like a Bunny Energy drink around the world, via the internet. We are now accepting orders for these products online. The agreement, with an Ontario Canada based company Your Glands Inc., is for a five year period, and is automatically renewable, unless three months notice is given by either party.

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

In a development stage Company, management devotes most of its activities in implementing its business plan and investigating business opportunities. Planned principal activities are underway. As at March 31, 2005, the Company has not recognized any revenue, has a working capital deficit of $148,353 and has accumulated operating losses of $ 374,528 since its inception. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a Company structure to begin implementing its business plan.

The Company has taken the following steps toward meeting the milestones:

Milestone 1: Market Survey. The Company has retained an independent consultant to carry out the market survey. The market survey has been completed and evaluated to determine demand.

Milestone 2: Hire Salespeople. The Company has hired one salesperson and has identified a tentative list of other potential hires to handle initial marketing of the Vitamineralherb products. The salesperson will be working on a commission structure and part-time consulting work while the Company is in the formation state.

Milestone 3: Establish an Office. The Company has established one of two planned office locations in Spain. The address is Las Torres, Avenida de la condomina, Torre B, Piso 10, Albufereta, Alicante 03016, Spain. The office is donated by the Company employee at no charge. A lease arrangement will be negotiated as the Company realizes revenues.

Milestone 4: Development of Advertising Campaign. The Company is actively undertaking activities related to this milestone at the present time. Included in this is translating the product list into Spanish and creating a website in Spanish, both of which are now complete. Development of a Spanish web site is being done cooperatively with Vitamineralherb.com. It is anticipated that the translations and website creation will be complete in a timely manner to coincide with the implementation of the sales force. Strategic listing of the website with major search engines utilizing keywords is a major objective to ensure the site is accessible to customers. In addition, the Company will be negotiating reciprocal agreements with complementary web sites located in Spain.

Milestone 5: Implementation of Advertising Campaign/Sales Calls. Test marketing and launch of the advertising campaign is happening simultaneously with Milestone 4. Full launch of the website with it’s new product and advertising campaign began April 18, 2005, in conjunction with the completion of Milestones 1-4.

Milestone 6: Achieve Revenues. The Company will begin to realize revenues immediately after the launch of the website with potential orders and sales made by the Company’s salespeople.

Our management has been in discussions with a well-established Toronto (Canada) based heavy industrial waste management Company. We have conducted a rigorous due diligence process and has compiled sufficient data for an analysis of the potential for a business venture between the two companies with the objective of enhancing shareholder value. Management has subsequently decided to suspend discussions with the Company in order to focus on its’ core business of marketing health and nutritional products. In particular, Management has decided to focus it’s efforts on the Quick like a Bunny energy drink, which allows it to use it’s resources to obtain revenue much quicker, rather than attempting to market multiple products, in multiple sub-categories.

Results of Operations

The results of operations for the three months ended March 31, 2005 compared to the nine months ended March 31, 2004, indicate a net loss of $25,210 (2005) compared to $20,547 (2004). Significant variances in expenditures are: Office rent - $2,900 (2005) compared to $1,800 (2004), increase due to re-establishment of a full-time Los Angeles marketing office; Travel - $2,677 (2005) compared to $148 (2004), increase primarily due to specific activities related to milestone implementation.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders’ equity other than as reflected in the March 31, 2005 financial statements. The Company's balance sheet as at March 31, 2005, reflects total assets of $11, and total liabilities of $148,364.

As at March 31, 2005, the Company has not recognized any revenue, has a working capital deficit of $148,353 and has accumulated operating losses of $374,528 since its inception. A minimum of $5,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

The Company’s major expenses for the quarter and subsequent periods to this filing consist of professional fees and filing fees. Additional expenses are in the nature of normal operating expenses such as; travel, office, rent, telephone, business development, and milestone implementation. These operations have been funded through advances from the directors and major shareholders. The President of the Company and a shareholder continue to donate a significant portion of their consulting services to the Company.

The Company expects to carry out its plan of business as discussed above. The Company has no immediate expenses, other than organizational expenses, milestone implementation expenses, and expenses associated with identifying further business opportunities. The directors or major shareholders will continue to make payments of these expenses until such time as suitable financing is arranged.

Financial Condition

Our auditors going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $349,318 and a loss from inception through March 31, 2005 of $374,528.

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

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

Item 4.	Evaluation of Disclosure on Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings
None

Item 2 -	Changes in the Rights of the Company’s Security Holders
None

Item 3 -	Defaults by the Company on its Senior Securities
None

Item 4 -	Submission of Matter to Vote of Security Holders:
None

Item 5 -	Other Information.

Board Meeting.

No meetings of the Board were held during the current quarter.

Audit Committee

Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring managements and the independent auditors participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics

We intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website at such time as our web site is no longer considered under construction. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Item 6 -	Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

31.1 Certification of President Chief Executive Officer and Financial Officer.

32.2 Section 906 Certification.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Argenta Systems, Inc.
(Registrant)

By	/s/ Douglas S. Levell
Douglas S. Levell, President, CEO and Director

Date	May 12, 2005

By	/s/ Jo Ann Hilton
Jo Ann Hilton, Secretary and Director

Date	May 12, 2005