Form 10QSB
period 2005-06-30
ARGENTA SYSTEMS INC
filed 2005-08-18
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000- 32541

ARGENTA SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	6-0609457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 Wilshire Blvd, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 250-718-4354

P.O. Box 5287, Victoria, BC Canada, V8R 6N4
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

At Augus15, 2005 there were outstanding 9,000,000 shares of the Registrants Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Argenta Systems Inc.
(A Development Stage Company)

June 30, 2005

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2005 $	December 31, 2004 $
	(unaudited)	(audited)
ASSETS
Current Assets
Accounts receivable	1,693	-
Total Current Assets	1,693	-
Intangible Assets (Note 3)	2,326	-
Total Assets	4,019	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	25	-
Accounts payable	10,360	6,992
Accrued liabilities	3,150	4,150
Due to related parties (Note 4(a)and (b))	152,640	121,001
Total Current Liabilities	166,175	132,143

Commitment (Note 5)
Stockholders’ Deficit
Preferred Stock, 25,000,000 shares authorized with a par value of $0.001; no shares issued and outstanding	-	-
Common Stock, 175,000,000 shares authorized with a par value of $0.001; 9,000,000 shares issued and outstanding	9,000	9,000
Additional Paid-in Capital	40,575	40,575
Donated Capital (Note 4(c))	185,600	167,600
Deficit Accumulated During the Development Stage	(397,331)	(349,318)
Total Stockholder's Deficit	(162,156)	(132,143)
Total Liabilities and Stockholders’ Deficit	4,019	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From June 1, 1999 (Date of Inception) to June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	564	564	-	564	-

Expenses
Amortization	174	174	-	174	-
Imputed interest (Note 4(a))	5,000	-	-	-	-
License amortized and written-off	2,000	-	-	-	-
Selling, general and administrative (Note 4)	398,891	23,193	23,871	48,403	44,418
Less: Forgiveness of debt	(8,170)	-	-	-	-
Total Expenses	397,895	23,367	23,871	48,577	44,418
Net Loss For The Period	(397,331)	(22,803)	(23,871)	(48,013)	(44,418)
Net Loss Per Share - Basic and Diluted		-	-	(0.01)	-
Weighted Average Shares Outstanding		9,000,000	9,000,000	9,000,000	9,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended June 30, 2005 $	Six Months Ended June 30, 2004 $

Cash Flows to Operating Activities
Net loss for the period	(48,013)	(44,418)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization	174	-
Donated rent and services	18,000	18,000
Changes in operating assets and liabilities
Accounts receivable	(1,693)	-
Accounts payable and accrued liabilities	2,368	(2,940)
Due to related parties	27,296	14,065
Net Cash Used in Operating Activities	(1,868)	(15,293)
Cash Flows Used In Investing Activities
Website development costs	(2,500)	-
Net Cash Used in Investing Activities	(2,500)	-
Cash Flows From Financing Activities
Advances from related parties	4,343	29,980
Net Cash Provided by Financing Activities	4,343	29,980
Increase (Decrease) in Cash and Cash Equivalents	(25)	14,687
Cash and Cash Equivalents - Beginning of Period	-	3
Cash and Cash Equivalents - End of Period	(25)	14,690
Non-cash Investing and Financing Activities	-	-
Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

1.	Development Stage Company

Argenta Systems Inc. herein (the “Company”) was incorporated in the State of Nevada, U.S.A. on June 1, 1999. During the period, the Company acquired the exclusive right to distribute an energy drink in Spain, and a non-exclusive right to distribute the energy drink around the world, via the internet. The Company had previously acquired a license to market and distribute a product in Ohio. As discussed in Note 3, this license was cancelled and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Spain. The grantor of the license offers these products for sale from various suppliers on their web site.

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at June 30, 2005, the Company has not recognized significant revenue, has a working capital deficit of $164,482 and has accumulated operating losses of $397,331 since its inception. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of website design and layout costs purchased from a third party. These capitalized costs are amortized based on their estimated useful life over three years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

(e)	Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

2.	Summary of Significant Accounting Policies (continued)

(f)	Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52“Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(i)	Revenue Recognition

The Company receives revenue from the sale of energy drinks via the internet, through the Company’s web site. The Company records revenue on a net basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”, as the Company is acting as an Agent for the provider of the energy drink, and does not assume any risks or rewards of the ownership of the products. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”, when there is persuasive evidence of an arrangement, delivery of products has occurred or services rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

As at June 30, 2005, accounts receivable from a single, third party customer represented 100% of total accounts receivable, and for the six-month period ended June 30, 2005, revenue from the same customer represented 100% of total revenue.

(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k)	Basic and Diluted Net Income (Loss) per Share

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

2.	Summary of Significant Accounting Policies (continued)

(l)	Stock-based Compensation

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

The Company has not issued any stock options since its inception. Pro forma net loss and basic and diluted net loss per share are the same as the reported figures for the periods presented in these financial statements.

(m)	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

2.	Summary of Significant Accounting Policies (continued)

(n)	Interim Financial Statements

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

4.	Intangible Assets

	Cost $	Accumulated Amortization $	June 30, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $
			(unaudited)	(audited)

Website development costs	2,500	174	2,326	-

3.	Licenses

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

(a)
The President of the Company is owed $48,956 (December 31, 2004 - $40,629) for cash advances and for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)
A shareholder of the Company is owed $103,684 (December 31, 2004 - $80,372) for cash advances and for expenditures paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

(c)
During the six months ended June 30, 2005, consulting services with a fair value of $18,000 (2004 - $18,000) were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

(d)	During the six months ended June 30, 2005, consulting services with a fair value of $12,000 (2004 - $12,000) were paid to the President of the Company and a shareholder.

4.	Related Party Transactions (continued)

(e)	During the six months ended June 30, 2005, rent of $5,800 (2004 - $3,600) was paid to the President of the Company and a shareholder.

5.	Commitment

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

During the period from April 1, 2005 through June 30, 2005, the Company began to market the Quick Like A Bunny Energy Drink on the Company’s website, Vitamineralherb.com, and is developing an advertising campaign to promote the product online, and in various other media outlets. The Company continues to evaluate additional health and fitness related products and exploration of additional business opportunities. The Company received modest net revenues of $564 during this period, through sales of Quick Like A Bunny Energy Drink, and has generated significant interest online, from several customers inquiring about the product. The Company hopes to report further revenues next quarter from the ongoing marketing program.

On April 18, 2005, the Company launched its fully functional website, Vitamineralherb.com, in both Spanish and English, and introduced a new health and fitness product, Quick Like A Bunny Energy drink. The Company has signed an exclusive right to distribute Quick Like A Bunny Energy drink in Spain, and a non-exclusive right to distribute the Quick Like A Bunny Energy drink around the world, via the internet. We are now accepting orders for these products online. The agreement, with an Ontario Canada based company Your Glands Inc., is for a five year period, and is automatically renewable, unless three months notice is given by either party.

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

In a development stage Company, management devotes most of its activities in implementing its business plan and investigating business opportunities. Planned principal activities are underway, and have been successful in generating the first revenue for the company through online sales of its Quick Like a Bunny Energy Drink. The company has a working capital deficit of $164,482 and has accumulated operating losses of $ 397,331 since its inception. The Company expects to fund itself in the next twelve months by sales of shares, and any profit that is generated from sales of Quick Like A Bunny Energy drink.

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

Milestone 3: Establish an Office. The Company has established one of two planned office locations in Spain. The address is Las Torres, Avenida de la condomina, Torre B, Piso 10, Albufereta, Alicante 03016, Spain. The office is donated by the Company salesperson at no charge. A lease arrangement will be negotiated as the Company realizes revenues.

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

Milestone 6: Achieve Revenues. The Company reported revenues in the second quarter of 2005 for the first time from online sales of Quick Energy Drink from the Company’s recently launched bi-lingual website, and will process further potential orders and sales made by the Company’s salespeople.

Results of Operations

The results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, indicate a net loss of $48,013 (2005) compared to $44,418 (2004). Significant variances in expenditures are: Office Expenses - $8,434 (2005) compared to $7,067 (2004), increase due to re-establishment of a full-time Los Angeles marketing office, and; Travel - $4,556 (2005) compared to $2,747 (2004), increase primarily due to specific activities related to milestone implementation.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders’ equity other than as reflected in the June 30, 2005 financial statements. The Company's balance sheet as at June 30, 2005, reflects total assets of $4,019, and total liabilities of $166,175.

As at June 30, 2005, the Company has recognized net revenues of $564, has a working capital deficit of $164,482 and has accumulated operating losses of $397,331 since its inception. A minimum of $5,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

Financial Condition

Our auditors going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $349,318 and a loss from inception through June 30, 2005 of $397,331.

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

Item 4. Evaluation of Disclosure on Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Argenta Systems, Inc.
(Registrant)

By	/s/ Douglas S. Levell
Douglas S. Levell, President, CEO and Director

Date	August 17, 2005

By	/s/ Jo Ann Hilton
Jo Ann Hilton, Secretary and Director

Date	August 17, 2005