Form 10QSB
period 2005-09-30
ARGENTA SYSTEMS INC
filed 2005-11-14
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

At November 10, 2005 there were outstanding 9,000,000 shares of the Registrants Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Argenta Systems Inc.
(A Development Stage Company)

June 30, 2005

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2005 $	December 31, 2004 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	809	-
Total Current Assets	809	-
Intangible Assets (Note 3)	2,118	-
Total Assets	2,927	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	11,732	6,992
Accrued liabilities	3,150	4,150
Due to related parties (Note 5(a) and (b))	167,313	121,001
Total Current Liabilities	182,195	132,143

Commitment (Note 6)
Stockholders’ Deficit
Preferred Stock, 25,000,000 shares authorized with a par value of $0.001; no shares issued and outstanding	-	-
Common Stock, 175,000,000 shares authorized with a par value of $0.001; 9,000,000 shares issued and outstanding	9,000	9,000
Additional Paid-in Capital	40,575	40,575
Donated Capital (Note 5(c))	194,600	167,600
Deficit Accumulated During the Development Stage	(423,443)	(349,318)
Total Stockholders’ Deficit	(179,268)	(132,143)
Total Liabilities and Stockholders’ Deficit	2,927	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From June 1, 1999 (Date of Inception) to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	282	(282)	-	282	-

Expenses
Amortization	382	208	-	382	-
Imputed interest	5,000	-	-	-	-
License amortized and written-off	2,000	-	-	-	-
Selling, general and administrative (Note 5)	424,513	25,622	25,234	74,025	69,652
Less: Forgiveness of debt	(8,170)	-	-	-	-
Total Expenses	423,725	25,830	25,234	74,407	69,652
Net Loss For The Period	(423,443)	(26,112)	(25,234)	(74,125)	(69,652)
Net Loss Per Share - Basic and Diluted		-	-	(0.01)	(0.01)
Weighted Average Shares Outstanding		9,000,000	9,000,000	9,000,000	9,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	$	$

Cash Flows to Operating Activities
Net loss for the period	(74,125)	(69,652)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization	382	-
Donated rent and services	27,000	27,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,740	(4,523)
Due to related parties	40,619	-
Net Cash Used in Operating Activities	(2,384)	(47,175)
Cash Flows Used In Investing Activities
Website development costs	(2,500)	-
Net Cash Used in Investing Activities	(2,500)	-
Cash Flows From Financing Activities
Advances from related parties	5,693	53,765
Net Cash Provided by Financing Activities	5,693	53,765
Increase (Decrease) in Cash	809	6,590
Cash - Beginning of Period	-	3
Cash - End of Period	809	6,593

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at September 30, 2005, the Company has not recognized significant revenue, has a working capital deficit of $181,386 and has accumulated operating losses of $423,443 since its inception. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

For the nine month period ended September 30, 2005, revenue from a single, third party customer represented 100% of total revenue. During the three month period ended September 30, 2005, the company refunded net sales of $282 as a result of mislabeling of the product.

(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. During the three month period ended September 30, 2005, the Company refunded net sales of $282 as a result of mis-labelling of the product.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(m)	Recent Accounting Pronouncements (continued)

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

(o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Intangible Assets
	Cost $	Accumulated Amortization $	September 30, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $
			(unaudited)	(audited)
Website development costs	2,500	382	2,118	-

4.	Licenses

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

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4.	Licenses (continued)

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

5.	Related Party Transactions

(a)
The President of the Company is owed $53,158 (December 31, 2004 - $40,629) for cash advances and for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)
A shareholder of the Company is owed $114,155 (December 31, 2004 - $80,372) for cash advances and for expenditures paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

(c)
During the nine months ended September 30, 2005, consulting services with a fair value of $27,000 (2004 - $27,000) were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

(d)	During the nine months ended September 30, 2005, consulting services with a fair value of $18,000 (2004 - $18,000) were paid to the President of the Company and a shareholder.

(e)	During the nine months ended September 30, 2005, rent of $8,700 (2004 - $6,100) was paid to the President of the Company and a shareholder.

6.	Commitment

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the period from July 1, 2005 through September 30, 2005, the Company continued to market the Quick Like A Bunny Energy Drink on the Company’s website, Vitamineralherb.com. The Company continues to evaluate additional health and fitness related products and exploration of additional business opportunities. The Company received modest net revenues of $282 during this period, through sales of Quick Like A Bunny Energy Drink, and has generated interest online, from several customers inquiring about the product. The Company hopes to report further revenues next quarter from the ongoing marketing program.

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

In a development stage Company, management devotes most of its activities in implementing its business plan and investigating business opportunities. Planned principal activities are underway, and have been successful in generating the first revenue for the company through online sales of its Quick Like A Bunny Energy Drink. The company has a working capital deficit of $181,386 and has accumulated operating losses of $ 423,443 since its inception. The Company expects to fund itself in the next twelve months by sales of shares, and any profit that is generated from sales of Quick Like A Bunny Energy drink. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Results of Operations

The results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, indicate a net loss of $74,125 (2005) compared to $69,652 (2004). There are no significant variances in expenditures to report for the period.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders’ equity other than as reflected in the September 30, 2005 financial statements. The Company's balance sheet as at September 30, 2005, reflects total assets of $2,927, and total liabilities of $182,195.

As at September 30, 2005, the Company has recognized net revenues of $282, has a working capital deficit of $181,386 and has accumulated operating losses of $423,443 since its inception. A minimum of $6,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

Financial Condition

Our auditors going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $349,318 and a loss from inception through September 30, 2005 of $423,443.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings
None

Item 2 - Changes in the Rights of the Company’s Security Holders
None

Item 3 - Defaults by the Company on its Senior Securities
None

Item 4 - Submission of Matter to Vote of Security Holders:
None

Item 5 - Other Information.

Board Meeting.

No meetings of the Board were held during the current quarter.

Audit Committee

Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring managements and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

Argenta Systems, Inc.
(Registrant)

By	/s/ Douglas S. Levell
Douglas S. Levell, President, CEO and Director

Date	November 14, 2005

By	/s/ Jo Ann Hilton
Jo Ann Hilton, Secretary and Director

Date	November 14, 2005