Form 10KSB
period 2005-12-31
ARGENTA SYSTEMS INC
filed 2006-03-31
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number ________________________________

Argenta Systems Inc.
(Name of small business issuer in its charter)

Nevada	76-0609457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#132 - 2220 Shannon Ridge Drive	V4T 2T6
Kelowna BC Canada	(Zip Code)
(Address of principal executive offices)

Issuer's telephone number (250) 718-4354

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☒ No

Registrant’s revenues for the December 31, 2005 fiscal year were $282

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days: $1,260,000 as of March 28, 2006 {0.28 X 4,500,000}

The issuer has authorized 175,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock. The number of shares of the issuer's Common Stock outstanding as of March 28, 2006 is 9,000,000. The number of shares of the issuer's Preferred Stock outstanding as of March 28, 2006 is Nil.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business

General

Argenta Systems Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 1, 1999, and is in its early developmental and promotional stages. On May 21, 2002, the Company adopted its current name and amended its Articles of Incorporation to increase its authorized capital stock and create a class of preferred stock.

Since its formation and in furtherance of its business plan to engage in the vitamin and health food supplement business, the Company's only activities have been organizational, directed at acquiring and developing its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate. The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to specific markets. The Company is also marketing its energy drink, Quick Like a Bunny, online and internationally. Should the Company determine that the plan is feasible it intends to market high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients.

The Company currently intends to focus its efforts on the development and operation of Internet marketing of Vitamineralherb.com products in its licensed area of Spain, and the sale of its energy drink online, and internationally.

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

The Company cannot predict the nature of any future state or Federal laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, the Company cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, the Company cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to the Company business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, and expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

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

Item 2. Description of Property

The Company owns no real property. The company rented office space on a month-to-month basis as follows: 1A - 1622 Viewmont Drive, Los Angeles, CA, 90069, at a monthly rental of $530 for 250 square feet; and at #132 - 2220 Shannon Ridge Drive, Kelowna, British Columbia, V4T 2T6 at a monthly rental of $300 for 120 square feet of office space.

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings and to the Company's knowledge, no such proceedings are threatened or contemplated. At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information and Market Price

Argenta’s common stock has been quoted on the NASD OTC Bulletin Board since October 10, 2005 under the symbol “AGTA”. The table below gives the high and low bid information for each fiscal quarter that Argenta’s stock has been quoted. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
28 March 2006	0.26	0.26	Pink Sheets, LLC
31 December 2006	0.25	0.25	Pink Sheets LLC

Shareholders

Argenta has 40 registered holders of common stock.

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

In summary, Rule 144 applies to affiliates (that is, control persons) and non-affiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in non-public transactions). Non-affiliates reselling restricted securities, as well as affiliates selling restricted or non-restricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

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

During the year ending December 31, 2005, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb.com products, and exploration of additional business opportunities. Modest net revenues of $282 were received by the Company during this period from a small trial run of the Company’s Quick Like a Bunny energy drink

For 2006, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with filings under the Securities Exchange Act of 1934, as amended, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenue, and may continue to operate at a loss thereafter, depending upon the performance of business.

Plan of Operation

The Company's business plan is to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products. The Company will also continue to market and sell its’ Energy drink.

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

Milestone 4: Development of Advertising Campaign. The Company is actively undertaking activities related to this milestone at the present time. Included in this is translating the Vitamineralherb product list into Spanish and creating a website in Spanish, both of which are now underway. Development of a Spanish web site is being done cooperatively with Vitamineralherb.com. On April 18,2005, the Company launched its fully functional website, Vitamineralherb.com, in both Spanish and English, and introduced a new health and fitness product, Quick Like a Bunny Energy drink. Strategic listing of the website with major search engines utilizing keywords is a major objective to ensure the site is accessible to customers. In addition, the Company will be negotiating reciprocal agreements with complementary web sites located in Spain.

Milestone 5: Implementation of Advertising Campaign/Sales Calls. Test marketing and launch of the advertising campaign is happening simultaneously with milestone 4. Full launch of the website with its new product and advertising campaign began April 18, 2005, in conjunction with the completion of Milestones 1-4.

Milestone 6: Achieve Revenues. The company reported revenues in the second quarter of 2005 for the first time from online sales of Quick Like a Bunny Energy drink from the company’s recently launched bi-lingual website, and will process further potential orders and sales made by the Company’s salespeople.

The management of the Company had entered into discussions with a well-established Toronto, Canada based heavy industrial waste management company. Management conducted a rigorous due diligence process and compiled sufficient data for an analysis of the potential for a business venture between the two companies with the objective of enhancing shareholder value. Discussions have been suspended and the Company has decided to concentrate on its’ core business of marketing health food related products including its’ Quick Energy drink.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the December 31, 2005 audited financial statements. As at December 31, 2005, the Company has recognized minimal revenues of $282, has a working capital deficit of $206,390 and has accumulated operating losses of $459,565 since its inception. A minimum of $10,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $246,390 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares.

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

The Company's business plan is to continue to market and sell its’ Quick Energy drink, and to follow up on the completed market survey to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should the Company determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

In order to determine the feasibility of its business plan, the Company has undertaken a market survey and research into these various potential target markets. This research is ongoing. Should the Company determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, the Company believes that during its first operational quarter, it will need a capital infusion of approximately $90,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. The Company will need additional funds in the event it determines that its market will not pay in advance and it will have to extend credit, however, it is anticipated that vendor purchases will occur primarily as cash related internet transactions. This would preclude a substantial requirement for credit.

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

Item 7. Financial Statements.

Argenta Systems Inc.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Argenta Systems Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Argenta Systems Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ deficit for the period from June 1, 1999 (Date of Inception) to December 31, 2005 and the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argenta Systems Inc. (A Development Stage Company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the period from June 1, 1999 (Date of Inception) to December 31, 2005, and the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenues, has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 1, 2006

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2005 $	December 31, 2004 $
ASSETS

Current Assets

Cash	1	-

Total Assets	1	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	10,402	6,992
Accrued liabilities	7,975	4,150
Due to related parties (Note 4(a) and (b))	188,014	121,001

Total Current Liabilities	206,391	132,143

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized with a par value of $0.001; no shares issued and outstanding	-	-

Common Stock, 175,000,000 shares authorized with a par value of $0.001; 9,000,000 shares issued and outstanding	9,000	9,000

Additional Paid-in Capital	40,575	40,575

Donated Capital (Note 4(c))	203,600	167,600

Deficit Accumulated During the Development Stage	(459,565)	(349,318)

Total Stockholders’ Deficit	(206,390)	(132,143)

Total Liabilities and Stockholders’ Deficit	1	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated From June 1, 1999 (Date of Inception) to December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2005	2005	2004
	$	$	$

Revenue	282	282	-

Expenses

Amortization	590	590	-
Forgiveness of debt	(8,170)	-	-
Impairment loss on website development costs	1,910	1,910	-
Imputed interest	5,000	-	-
License amortized and written-off	2,000	-	-
Selling, general and administrative	458,517	108,029	95,604
Total Expenses	459,847	110,529	95,604
Net Loss For The Period	(459,565)	(110,247)	(95,604)
Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)
Weighted Average Shares Outstanding		9,000,000	9,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated From June 1, 1999 (Date of Inception) to December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2005	2005	2004
	$	$	$

Cash Flows to Operating Activities

Net loss	(459,565)	(110,247)	(95,604)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	590	590	-
Donated rent and services	198,600	36,000	36,000
Expenses not paid with cash	2,575	-	-
Forgiveness of debt	(8,170)	-	-
Impairment loss on website development costs	1,910	1,910	-
Imputed interest	5,000	-	-
License amortized and written-off	2,000	-	-

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	18,377	7,235	993
Due to related parties	223,470	57,299	58,608
Net Cash Used in Operating Activities	(15,213)	(7,213)	(3)
Cash Flows Used In Investing Activities

Issuance of note receivable	(12,000)	-	-
Website development costs	(2,500)	(2,500)	-
Net Cash Used in Investing Activities	(14,500)	(2,500)	-
Cash Flows From Financing Activities

Advances from related parties	9,714	9,714	-
Issuance of common shares	20,000	-	-
Net Cash Provided by Financing Activities	29,714	9,714	-

Increase (Decrease) in Cash	1	1	(3)

Cash - Beginning of Period	-	-	3
Cash - End of Period	1	1	-

Non-cash Investing and Financing Activities		-	-

2,500,000 shares issued for organizational costs	2,500	-	-

2,000,000 shares issued for the acquisition of a license (Note 4)	2,000	-	-

Organizational costs paid for by a director for no consideration treated as additional paid in capital	75	-	-

2,500,000 common shares issued at $0.01 per share for settlement of debt to a related party	25,000	-	-

Supplemental Disclosures

Interest paid		-	-
Income tax paid		-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From June 1, 1999 (Date of Inception) to December 31, 2005
(expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Donated	Deficit Accumulated During the Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - June 1, 1999 (Date of Inception)	-	-	-	-	-	-

Stock issued for organizational costs	2,500,000	2,500	-	-	-	2,500

Additional paid in capital for organizational costs incurred by a director on behalf of the Company	-	-	75	-	-	75

Stock issued for license	2,000,000	2,000	-		-	2,000

Net loss for the period	-	-	-	-	(5,775)	(5,775)

Balance - December 31, 1999	4,500,000	4,500	75	-	(5,775)	(1,200)

Net loss for the year	-	-	-	-	-	-

Balance - December 31, 2000	4,500,000	4,500	75	-	(5,775)	(1,200)

Stock issued for cash	2,000,000	2,000	18,000	-	-	20,000

Stock issued for settlement of debt to a related party	2,500,000	2,500	22,500	-	-	25,000

Donated rent	-	-	-	5,100		5,100

Net loss for the year	-	-	-	-	(74,566)	(74,566)

Balance - December 31, 2001	9,000,000	9,000	40,575	5,100	(80,341)	(25,666)

Donated consulting and rent	-	-	-	57,900	-	57,900

Imputed interest	-	-	-	5,000	-	5,000

Net loss for the year	-	-	-	-	(78,682)	(78,682)

Balance - December 31, 2002	9,000,000	9,000	40,575	68,000	(159,023)	(41,448)

Donated consulting and rent	-	-	-	63,600	-	63,600

Net loss for the year	-	-	-	-	(94,691)	(94,691)

Balance - December 31, 2003	9,000,000	9,000	40,575	131,600	(253,714)	(72,539)

Donated consulting	-	-	-	36,000	-	36,000

Net loss for the year	-	-	-	-	(95,604)	(95,604)

Balance - December 31, 2004	9,000,000	9,000	40,575	167,600	(349,318)	(132,143)

Donated consulting	-	-	-	36,000	-	36,000

Net loss for the year	-	-	-	-	(110,247)	(110,247)

Balance - December 31, 2005	9,000,000	9,000	40,575	203,600	(459,565)	(206,390)

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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at December 31, 2005, the Company has not recognized significant revenue, has a working capital deficiency of $206,390 and has accumulated operating losses of $459,565 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Year End

These financial statements are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

Costs associated with the website consist primarily of website design and layout costs purchased from a third party. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred. On December 31, 2005, the Company recognized an impairment loss of $1,910 due to the uncertainty of future cash flows and operations.

(e)	Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(f)	Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

For the year ended December 31, 2005, revenue from a single, third party customer represented 100% of total revenue.

(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company has not issued any stock options since its inception.

(m)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

(n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Commitments

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

(b)
On March 28, 2005, the Company entered into an agreement that gives the Company the exclusive right to distribute an energy drink in Spain. The Company is to pay a 3.5% commission on all sales. The Company was also granted a non-exclusive right to distribute this product worldwide via the Internet. The Company is to pay a 3% commission on these sales. The term of this agreement is five years and can be renewed for an additional five years, unless three months written notice of cancellation is given by either party.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Related Party Transactions

(a)
The President of the Company is owed $57,319 (December 31, 2004 - $40,629) for cash advances and for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)
A shareholder of the Company is owed $130,695 (December 31, 2004 - $80,372) for cash advances and for expenditures paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

(c)
During the year ended December 31, 2005, consulting services with a fair value of $36,000 (2004 - $36,000) were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

(d)	During the year ended December 31, 2005, consulting services with a fair value of $24,000 (2004 - $24,000) were paid to the President of the Company and a shareholder.

(e)	During the year ended December 31, 2005, rent of $11,600 (2004 - $8,600) was paid to the President of the Company and a shareholder.

5.	Income Taxes

The potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of $256,000 which commence expiring in 2019. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $27,700 and $20,400, respectively.

The components of the net deferred tax asset at December 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2005 $	2004 $

Net Operating Losses Carried Forward	256,000	182,000

Statutory Tax Rate	35%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	89,600	61,900

Valuation Allowance	(89,600)	(61,900)

Net Deferred Tax Asset	-	-

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Officers, Promoters and Control Persons

The following table sets forth the name, age and position of each director and executive officer of the Company

Name	Age	Position

Douglas S. Levell	51	President, CEO and Director

Jo Ann Hilton	45	Secretary and Director

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

Item 10. Executive Compensation

The following table sets forth certain information as to the Company’s Chief Executive Officer and the highest paid officers and directors for the fiscal year ended December 31, 2005. No other compensation was paid to any such officers or directors during this time period.

Annual Compensation Table

	Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Annual Com Pensation Awarded	Other Restricted Stock Options	SARs(#)	LTIP Payout	All Other Compensation
Douglas Levell	Director President and CEO	2005	0	0	0	0	0	0	12,000

Jo Ann Hilton	Director and Secretary	2005	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of our common stock by each person known by the Company to beneficially own more than 5% of the Company’s common stock outstanding as of December 31, 2005 and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and Address of beneficial owner	Beneficial ownership	Amount of Percent of class

Common Stock	Global Warming
	Solutions Corp.
	(Beneficial Owner
	Douglas Levell
	132-2220 Shannon Ridge Dr.
	Kelowna, BC, Canada
	V4T 2T6)	4,500,000	50.0%
Common Stock	Roxborough Financial
	Group Inc.	500,000	5.55%
	270 N. Canon Dr. #1079
	Beverly Hills, CA
	90210
Common Stock	Rebecca Hines	500,000	5.55%
	518 Anderson St.
	Fergus, ON, N1M 1Z7
Common Stock	Ray Veldman	500,000	5.55%
	4654 Cedar, Bellaire
	Texas, 77401
Common Stock	Kristen Merry	500,000	5.55%
	1884 Manly Way
	Grand Forks, BC V0H 1H2

Management Ownership

Title of class	Name and Address of beneficial owner	Beneficial ownership	Amount of Percent of class

Common Stock	Global Warming	4,500,000	50.0%
	Solutions Corp.
	(Beneficial Owner,
	Douglas Levell
	132-2220 Shannon Ridge Dr.
	Kelowna, BC, Canada
	V4T 2T6)

Douglas Levell owns all of the issued and outstanding stock of Global Warming Solutions Corp.

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

Item 15. Principal Accountant Fees and Services

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed by Manning Elliott LLP Chartered Accountants for the fiscal year ended December 31, 2004 was $5,500 and for the fiscal year ended December 31, 2005 was $7,400.

Audit Related Fees

There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2004 and December 31, 2005.

All Other Fees

There was no tax preparation fees billed for the fiscal year ended December 31, 2004 and December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Argenta Systems, Inc.
(Registrant)

By
/s/ DOUGLAS S. LEVELL
Douglas S. Levell, President, CEO and Director

Date	March 30, 2006

By
/s/ JO ANN HILTON
Jo Ann Hilton, Secretary and Director

Date	March 30, 2006

•	Print the name and title of each signing officer under his signature.