Form 10QSB
period 2006-03-31
ARGENTA SYSTEMS INC
filed 2006-05-11
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000- 32541

ARGENTA SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	6-0609457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

132 - 2220 Shannon Ridge Drive, Kelowna, BC Canada	V4T 2T6
(Address of principal executive offices)	(Zip code)

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

At May 8, 2006 there were outstanding 9,000,000 shares of the Registrants Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Argenta Systems Inc.
(A Development Stage Company)

March 31, 2006

Index

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2006 $	December 31, 2005 $
	(unaudited)
ASSETS

Current Assets

Cash	34	1
Total Assets	34	1

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	10,606	10,402
Accrued liabilities	4,775	7,975
Due to related parties (Note 4(a) and (b))	205,693	188,014
Total Current Liabilities	221,074	206,391

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized with a par value of $0.001; no shares issued and outstanding	-	-

Common Stock, 175,000,000 shares authorized with a par value of $0.001; 9,000,000 shares issued and outstanding	9,000	9,000

Additional Paid-in Capital	40,575	40,575

Donated Capital (Note 4(c))	212,600	203,600

Deficit Accumulated During the Development Stage	(483,215)	(459,565)
Total Stockholders’ Deficit	(221,040)	(206,390)
Total Liabilities and Stockholders’ Deficit	34	1

(The Accompanying Notes are an Integral Part of the Financial Statements)

Index

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated From June 1, 1999 (Date of Inception) to March 31,	Three Months Ended March 31,
	2006	2006	2005
	$	$	$

Revenue	282	-	-

Expenses

Amortization	590	-	-
Forgiveness of debt	(8,170)	-	-
Impairment loss on website development costs	1,910	-	-
Imputed interest	5,000	-	-
License amortized and written-off	2,000	-	-
Selling, general and administrative	482,167	23,650	25,210
Total Expenses	483,497	23,650	25,210
Net Loss	(483,215)	(23,650)	(25,210)
Net Loss Per Share - Basic and Diluted	-	-	-
Weighted Average Shares Outstanding		9,000,000	9,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Index

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months ended March 31,
	2006	2005
	$	$

Operating Activities

Net loss	(23,650)	(25,210)

Adjustments to reconcile net loss to net cash used in operating activities

Donated rent and services	9,000	9,000

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(2,996)	142
Due to related parties	13,689	16,079
Net Cash from Operating Activities	(3,957)	11
Financing Activities
Advances from related parties	3,990	-
Net Cash Provided by Financing Activities	3,990	-
Increase In Cash	33	11
Cash - Beginning of Period	1	-
Cash - End of Period	34	11

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Index

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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at March 31, 2006, the Company has not recognized significant revenue, has a working capital deficiency of $221,040 and has accumulated operating losses of $483,215 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Index

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

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Index

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(l)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

(m)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

(n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

(o)	Interim Financial Statements

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

Index

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

4.	Related Party Transactions

(a)
The President of the Company is owed $62,929 (December 31, 2005 - $57,319) for cash advances and for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)
A shareholder of the Company is owed $142,764 (December 31, 2005 - $130,695) for cash advances and for expenditures paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

(c)
During the three month period ended March 31, 2006, consulting services with a fair value of $9,000 (March 31, 2005 - $9,000) were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

(d)	During the three month period ended March 31, 2006, consulting services with a fair value of $6,000 (March 31, 2005 - $6,000) were paid to the President of the Company and a shareholder.

(e)	During the three month period ended March 31, 2006, rent of $2,900 (March 31, 2005 - $2,900) was incurred to the President of the Company and a shareholder.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. The Company is licensed to sell these products and pursuant to the license agreement, the license is valid until February 2007. The license can be renewed automatically at that time. Should the Company determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the internet.

During the period from December 31, 2005 through March 31, 2006, the Company continued to market the Quick Like A Bunny Energy Drink on the Company’s website, Vitamineralherb.com. The Company continues to evaluate additional health and fitness related products and exploration of additional business opportunities. The Company continues to generate interest online for sales of Quick Like A Bunny Energy Drink from several customers inquiring about the product. The Company hopes to report further revenues next quarter from the ongoing marketing program.

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

In a development stage Company, management devotes most of its activities in implementing its business plan and investigating business opportunities. Planned principal activities are underway, and have been successful in generating the first revenue for the company through online sales of its Quick Like A Bunny Energy Drink. The company has a working capital deficit of $221,040 and has accumulated operating losses of $483,215 since its inception. The Company expects to fund itself in the next twelve months by sales of shares, and any profit that is generated from sales of Quick Like A Bunny Energy drink. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern.

Index

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

Milestone 5: Implementation of Advertising Campaign/Sales Calls. Test marketing and launch of the advertising campaign is happening simultaneously with Milestone 4. Full launch of the website with it’s new product and advertising campaign began in April 2005, in conjunction with the completion of Milestones 1-4.

Milestone 6: Achieve Revenues. The Company reported revenues in 2005 for the first time from online sales of Quick Energy Drink from the Company’s recently launched bi-lingual website, and will process further potential orders and sales made by the Company’s salespeople.

Results of Operations

The results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, indicate a net loss of $23,650 (2006) compared to $25,210 (2005). There are no significant variances in expenditures to report for the period.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders’ deficit other than as reflected in the March 31, 2006 financial statements. The Company's balance sheet as at March 31, 2006, reflects total assets of $34, and total liabilities of $221,074.

Index

As at March 31, 2006, the Company has not recognized any net revenues, has a working capital deficit of $221,040 and has accumulated operating losses of $483,215 since its inception. A minimum of $6,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

Financial Condition

Our auditors going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2005 of $459,565 and a loss from inception through March 31, 2006 of $483,215.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Index

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Index

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

Index

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Argenta Systems, Inc.
(Registrant)

By	/s/ Douglas S. Levell
Douglas S. Levell, President, CEO and Director

Date	May 9, 2006

By	/s/ Jo Ann Hilton
Jo Ann Hilton, Secretary and Director

Date	May 9, 2006