Form 10QSB
period 2006-06-30
ARGENTA SYSTEMS INC
filed 2006-08-11
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

At August 10, 2006 there were outstanding 9,000,000 shares of the Registrants Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format:   Yes   ☐  No  ☒

Argenta Systems Inc.
(A Development Stage Company)

June 30, 2006

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2006 $	December 31, 2005 $
	(unaudited)
ASSETS

Current Assets
Cash	29	1
Total Assets	29	1

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	17,391	10,402
Accrued liabilities	-	7,975
Due to related parties (Note 4(a) and (b))	218,046	188,014
Total Current Liabilities	235,437	206,391

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Deficit
Preferred Stock, 25,000,000 shares authorized with a par value of $0.001; no shares issued and outstanding	-	-
Common Stock, 175,000,000 shares authorized with a par value of $0.001; 9,000,000 shares issued and outstanding	9,000	9,000
Additional Paid-in Capital	40,575	40,575
Donated Capital (Note 4(c))	221,600	203,600
Deficit Accumulated During the Development Stage	(506,583)	(459,565)
Total Stockholders’ Deficit	(235,408)	(206,390)
Total Liabilities and Stockholders’ Deficit	29	1

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From June 1, 1999 (Date of Inception)	Three Months Ended		Six Months Ended
	to June 30,	June 30,		June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	282	-	564	-	564

Expenses
Amortization	590	-	174	-	174
Forgiveness of debt	(8,170)	-	-	-	-
Impairment loss on website development costs	1,910	-	-	-	-
Imputed interest	5,000	-	-	-	-
License amortized and written-off	2,000	-	-	-	-
Selling, general and administrative	505,535	23,368	23,193	47,018	48,403
Total Expenses	506,865	23,368	23,367	47,018	48,577
Net Loss	(506,583)	(23,368)	(22,803)	(47,018)	(48,013)
Net Loss Per Share - Basic and Diluted		-	-	(0.01)	(0.01)
Weighted Average Shares Outstanding		9,000,000	9,000,000	9,000,000	9,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2006	2005
	$	$
Operating Activities
Net loss	(47,018)	(48,013)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	-	174
Donated rent and services	18,000	18,000
Changes in operating assets and liabilities
Accounts receivable	-	(1,693)
Accounts payable and accrued liabilities	(986)	2,368
Due to related parties	25,592	27,296
Net Cash Used in Operating Activities	(4,412)	(1,868)
Investing Activities
Website development costs	-	(2,500)
Net Cash Used in Investing Activities	-	(2,500)
Financing Activities
Advances from related parties	4,440	4,343
Net Cash Provided by Financing Activities	4,440	4,343
Increase (Decrease) In Cash	28	(25)
Cash - Beginning of Period	1	-
Cash - End of Period	29	11
Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at June 30, 2006, the Company has not recognized significant revenue, has a working capital deficiency of $235,408 and has accumulated operating losses of $506,583 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The fair values of cash, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the relatively short maturity of these instruments.

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

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

(m)	Recent Accounting Pronouncements

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

(a)
The Company acquired a license to market and distribute a product in Ohio. The Company’s right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. The Company and its shareholder have the right to sue for breach of contract; however, management decided that it was not in the best interest of the Company to commence a lawsuit. This license was cancelled and all financial obligations pursuant to the license agreement were extinguished. As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the grantor’s web site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Spain. The license was acquired on February 14, 2000 for an initial term of three years. The license will automatically be renewed unless the Company or the grantor gives the other notice of its intent not to renew. The Company must pay an annual fee of $500 for maintenance of the grantor’s web site commencing on the start-up of operations. The grantor of the license retains 50% of the profit on sales made.

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

(a)
The President of the Company is owed $67,889 (December 31, 2005 - $57,319) for cash advances and for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)
A shareholder of the Company is owed $150,157 (December 31, 2005 - $130,695) for cash advances and for expenditures paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

(c)
During the six month period ended June 30, 2006, consulting services with a fair value of $18,000 (June 30, 2005 - $18,000) were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

(d)	During the six month period ended June 30, 2006, consulting services with a fair value of $12,000 (June 30, 2005 - $12,000) were paid to the President of the Company and a shareholder.

(e)	During the six month period ended June 30, 2006, rent of $5,800 (June 30, 2005 - $5,800) was incurred to the President of the Company and a shareholder.

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

During the period from December 31, 2005 through June 30, 2006, the Company continued to market the Quick Like A Bunny Energy Drink on the Company’s website, Vitamineralherb.com. The Company continues to evaluate additional health and fitness related products and exploration of additional business opportunities. The Company continues to generate interest online for sales of Quick Like A Bunny Energy Drink from several customers inquiring about the product. The Company hopes to report further revenues next quarter from the ongoing marketing program.

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

In a development stage Company, management devotes most of its activities in implementing its business plan and investigating business opportunities. Planned principal activities are underway, and have been successful in generating the first revenue for the company through online sales of its Quick Like A Bunny Energy Drink. The company has a working capital deficit of $235,408 and has accumulated operating losses of $506,583 since its inception. The Company expects to fund itself in the next twelve months by sales of shares, and any profit that is generated from sales of Quick Like A Bunny Energy drink. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Results of Operations

The results of operations for the three months ended June 30, 2006 compared to the six months ended June 30, 2005, indicate a net loss of $47,018 (2006) compared to $48,013 (2005). There are no significant variances in expenditures to report for the period.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders’ deficit other than as reflected in the June 30, 2006 financial statements. The Company's balance sheet as at June 30, 2006, reflects total assets of $29, and total liabilities of $235,437.

As at June 30, 2006, the Company has not recognized any net revenues, has a working capital deficit of $235,408 and has accumulated operating losses of $506,583 since its inception. A minimum of $6,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

Financial Condition

Our auditors going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2005 of $459,565 and a loss from inception through June 30, 2006 of $506,583.

Recent Accounting Pronouncements

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Argenta Systems, Inc.
(Registrant)

By	/s/ Douglas S. Levell
Douglas S. Levell, President, CEO and Director

Date	August 10, 2006

By	/s/ Jo Ann Hilton
Jo Ann Hilton, Secretary and Director

Date	August 10, 2006