Form 10QSB
period 2006-09-30
ARGENTA SYSTEMS INC
filed 2006-11-20
CIK 1091294

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

࿶	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

COMMISSION FILE NUMBER 000-32541

ARGENTA SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	6-0609457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12/F, Shanxi Zhengquan Building Gaoxin 2nd Road Xian, Shanxi Province, China	n/a
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (852) 2823-0000

132 - 2220 Shannon Ridge Drive, Kelowna, BC Canada
(Former name, former address and former fiscal year, if changed since last report.)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ࿶

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ࿶     NO ☒

At September 30, 2006, the issuer had outstanding the indicated number of shares of common stock: 9,000,000.

Transitional Small Business Disclosure Format     YES ࿶     NO ☒

Argenta Systems Inc.
(A Development Stage Company)

Form 10-QSB
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Argenta Systems, Inc.
(A Development Stage Company)
Balance Sheet

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$104	$1

TOTAL ASSETS	104	1

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	9,116	10,402
Accrued liabilities	-	7,975
Due to related parties	226,896	188,014

TOTAL CURRENT LIABILITIES	236,012	206,391

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 25,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 175,000,000
shares authorized; 9,000,000 shares issued
and outstanding	9,000	9,000
Additional paid-in capital	40,575	40,575
Donated capital	221,600	203,600
Deficit accumulated during the development stage	(507,083)	(459,565)

TOTAL STOCKHOLDERS' DEFICIT	(235,908)	(206,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104	$1

Argenta Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative from
	Three month periods ended		Nine month periods ended		June 1, 1999
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	(inception) to September 30, 2006

REVENUE, net	$-	$(282)	$-	$282	$282

OPERATING EXPENSES:
Amortization	-	208	-	382	2,500
Imputed interest	-	-	-	-	5,000
License amortized and written-off	-	-	-	-	2,000
Selling, general and administrative	500	25,622	47,518	74,025	506,035
Less - Forgivenes of debt	-	-	-	-	(8,170)
TOTAL OPERATING EXPENSES	500	25,830	47,518	74,407	507,365

LOSS BEFORE PROVISION FOR INCOME TAXES	(500)	(26,112)	(47,518)	(74,125)	(507,083)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(500)	$(26,112)	$(47,518)	$(74,125)	$(507,083)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	9,000,000	9,000,000	9,000,000	9,000,000

Argenta Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine month periods ended
	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,518)	$(74,125)
Adjustment to reconcile net loss to net cash
used in operating activities:
Amortization	-	382
Donated rent and services	18,000	27,000
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(9,261)	3,740
Due to related parties	38,882	40,619
Net cash used in operating activities	103	(2,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Advanced from related parties	-	5,693
Net cash provided by financing activities	-	5,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	(2,500)
Net cash used by financing activities	-	(2,500)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	103	809

CASH AND CASH EQUIVALENTS, Beginning of period	1	-

CASH AND CASH EQUIVALENTS, End of period	$104	$809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “ Accounting and Reporting by Development Stage Enterprises ”. In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As at September 30, 2006, the Company has not recognized significant revenue, has a working capital deficiency of $235,908 and has accumulated operating losses of $507,083 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares or by a corporate transaction with another entity. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

 Argenta Systems Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

(d)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” . Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

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

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes” , as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

(i)	Revenue Recognition

The Company received nominal revenue from the sale of energy drinks via the internet, through the Company’s web site. The Company records revenue on a net basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”, as the Company is acting as an Agent for the provider of the energy drink, and does not assume any risks or rewards of the ownership of the products. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”, when there is persuasive evidence of an arrangement, delivery of products has occurred or services rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

(j)	Comprehensive Loss

SFAS No. 130, “ Reporting Comprehensive Income ” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, " Earnings per Share " (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

(l)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees ” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “ Share Based Payments ”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

(m)	Recent Accounting Pronouncements

The FASB has also issued SFAS No. 155 “ Accounting for Certain Hybrid Financial Instruments ” and SFAS No. 156 “ Accounting for Servicing of Financial Assets ”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3” . SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” . The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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
Notes to the Unaudited Financial Statements

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

(a)
The President of the Company is owed $76,739 (December 31, 2005 - $57,319) for cash advances and for expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)
A shareholder of the Company is owed $150,157 (December 31, 2005 - $130,695) for cash advances and for expenditures paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

(c)
During the nine month period ended September 30, 2006, consulting services with a fair value of $18,000 were contributed by the President of the Company and a shareholder and charged to operations and treated as donated capital.

(d)	During the nine month period ended September 30, 2006, consulting services with a fair value of $12,000 were paid to the President of the Company and a shareholder.

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

5. Subsequent Events

On August 25, 2006, Argenta Systems, Inc. a Nevada corporation (“Argenta”) entered into a share exchange agreement with significant stockholders of Argenta, Shiming (Cayman) Co., Ltd,, and each of the shareholders of Shiming (Cayman) Co., Ltd. The closing of this transaction ("Exchange Transaction") occurred on November 10, 2006, on which date Argenta acquired Shiming (Cayman) Co., Ltd. by issuing 57,666,834 of its common stock for 100% of the shares of outstanding common stock of Shiming (Cayman) Co., Ltd. The transaction is deemed to be a reverse acquisition, where “Argenta” is considered the accounting acquiree, and Shiming (Cayman) Co., Ltd. is considered the accounting acquirer. The consolidated financial statements of the combined entity will be those of Shiming (Cayman) Co., Ltd. with the assets and liabilities and revenues and expenses of Argenta being included effective from the date of consummation of the Exchange Transaction. Argenta is deemed to be a continuation of the business of the operating company Shiming (Cayman) Co., Ltd. For further information regarding Shiming (Cayman) Co., Ltd., including pro forma financial information for the combined entity, see Argenta's current report on Form 8-K filed on November 13, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes,” “expects,” “may,” “should” or anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this Form 10QSB.

Background

Argenta Systems Inc. (the “Company”) was incorporated in the State of Nevada on June 1, 1999. We acquired a license to market and distribute a product in Ohio. This license was cancelled and we retained the right to sue the vendor. As a replacement for this license, we were granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Spain. The grantor of the license had offered these products for sale from various suppliers on their web site. Until August 2006, our plan was to continue to develop and exploit these marketing and distribution rights.

Recent Developments

As reported in our current report on Form 8-K filed on August 31, 2006, we entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with certain of our significant stockholders, Shiming (Cayman) Ltd., a limited liability company incorporated under the laws of the Cayman Islands (the “Operating Company”), and each of the shareholders of the Operating Company (“Operating Company Shareholders”). The Operating Company is a designer, developer and manufacturer of liquid crystal display (or LCD) products such as computer monitors and televisions. The closing of the share exchange transaction under the Exchange Agreement (the “Closing”) occurred on November 10, 2006 (the “Closing Date”).

On the Closing Date of the Exchange Agreement, we acquired the Operating Company by issuing 57,666,834 shares of our common stock (the “Argenta Shares”) to the Operating Company Shareholders and consultants, and in exchange, the Operating Company Shareholders assigned 100% of the outstanding common stock of the Operating Company to us. As a result of the transactions contemplated under the Exchange Agreement, (1) we acquired the business and operations of the Operating Company, and as a result our principal business activities now consist of the business of the Operating Company, and (2) the Operating Company Shareholders now hold approximately 83.5% of our issued and outstanding stock. A copy of the Exchange Agreement is included as Exhibit 2.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006. For further information about this restructuring and change of control, also see our current report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006.

Results of Operations

Our results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, indicate a net loss of $47,518 in 2006, compared to $74,125 in 2005. There are no significant variances in expenditures to report for the period.

Liquidity and Capital Resources

At September 30, 2006, we remained a development stage company, and since our inception, we had experienced no significant change in liquidity or capital resources or stockholders’ deficit other than as reflected in the September 30, 2006 financial statements. The Company’s balance sheet as at September 30, 2006, reflects total assets of $104, and total liabilities of $236,012.

As at September 30, 2006, we had not recognized any net revenues, had a working capital deficit of $235,908 and has accumulated operating losses of $507,083 since our inception.

Following our acquisition of the Operating Company on November 10, 2006, our operations consist of the operations of the Operating Company. After November 10, 2006, we expect to finance our operations through the net cash flow provided by such operations, and through financing activities. For further information about our liquidity and capital resources as a combined entity, see our current report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006.

Financial Condition

As to the period ended September 30, 2006, our auditors’ going concern opinion and the notation in the financial statements indicate that we did not have significant cash or other material assets and that we were relying on advances from stockholders, officers and directors to meet limited operating expenses. As to the period ended September 30, 2006, we did not have sufficient cash or other material assets and did not have sufficient operations or an established source of revenue to cover our operational costs that would have allowed us to continue as a going concern. At September 30, 2006, we were insolvent in that we were unable to pay our debts in the ordinary course of business as they became due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We incurred losses from inception through December 31, 2005 of $459,565 and losses from inception through September 30, 2006 of $507,083.

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

Item 3.   Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our chief executive officer and chief financial officer have determined that our current disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matter to Vote of Security Holders

None

Item 5 - Other Information.

As reported in our current report on Form 8-K filed on August 31, 2006, we entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with certain of our significant stockholders, Shiming (Cayman) Ltd., a limited liability company incorporated under the laws of the Cayman Islands (the “Operating Company”), and each of the shareholders of the Operating Company (“Operating Company Shareholders”). The Operating Company is a designer, developer and manufacturer of liquid crystal display (or LCD) products such as computer monitors and televisions. The closing of the share exchange transaction under the Exchange Agreement (the “Closing”) occurred on November 10, 2006 (the “Closing Date”).

On the Closing Date of the Exchange Agreement, we acquired the Operating Company by issuing 57,666,834 shares of our common stock (the “Argenta Shares”) to the Operating Company Shareholders and consultants, and in exchange, the Operating Company Shareholders assigned 100% of the outstanding common stock of the Operating Company to us. As a result of the transactions contemplated under the Exchange Agreement, (1) we acquired the business and operations of the Operating Company, and as a result our principal business activities now consist of the business of the Operating Company, and (2) the Operating Company Shareholders now hold approximately 83.5% of our issued and outstanding stock. A copy of the Exchange Agreement is included as Exhibit 2.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006. For further information about this restructuring and change of control, also see our current report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006.

Audit Committee

At September 30, 2006, our board of directors had not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring managements and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

Code of Ethics

We intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company’s website at such time as our web site is no longer considered under construction. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Item 6 - Exhibits

Index of Exhibits

2.1	Agreement and Plan of Share Exchange (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 31, 2006)
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on August 31, 2006)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGENTA SYSTEMS INC.

November 20, 2006	By:	/s/ Shiming Wang
Shiming Wang Chief Executive Officer