Form 10QSB/A
period 2005-06-30
ARGENTA SYSTEMS INC
filed 2007-03-29
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000- 32541

SHIMING U.S., INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	6-0609457
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12/F, Shanxi Zhengquan Building, Gaoxin 2nd Road,
Xian, Shanxi Province, China
(Address of principal executive offices)

Issuer's telephone number: (852) 2823-0000

ARGENTA SYSTEMS, INC.
132-2220 Shannon Ridge Drive, Delowna BC Cananda V4T 2T6
(Former name, former address and former fiscal
year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

Indicate by check X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /  /  No /X/

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

At August 15, 2005 there were outstanding 9,000,000 shares of the Registrants Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes /  / No /X/

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Argenta Systems Inc.
(A Development Stage Company)

June 30, 2005

Argenta Systems Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2005 $	December 31, 2004 $
	(unaudited)
	(Restated Note 6)
ASSETS

Current Assets

Accounts receivable	1,693	-

Total Current Assets	1,693	-

Intangible Assets (Note 3)	2,326	-

Total Assets	4,019	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank overdraft	25	-
Accounts payable	10,360	6,992
Accrued liabilities	3,150	4,150
Deferred revenue	564	-
Due to related parties (Note 4(a)and (b))	152,640	121,001

Total Current Liabilities	166,739	132,143

Commitment (Note 5)

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized with a par value of $0.001; no shares issued and outstanding	-	-

Common Stock, 175,000,000 shares authorized with a par value of $0.001; 9,000,000 shares issued and outstanding	9,000	9,000

Additional Paid-in Capital	40,575	40,575

Donated Capital (Note 4(c))	185,600	167,600

Deficit Accumulated During the Development Stage	(397,895)	(349,318)

Total Stockholders’ Deficit	(162,720)	(132,143)

Total Liabilities and Stockholders’ Deficit	4,019	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From
	June 1, 1999	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to June 30,	June 30,		June 30,
	2005	2005	2004	2005	2004
	$	$	$	$	$
	(Restated Note 6)	(Restated Note 6)		(Restated Note 6)

Revenue	-	-	-	-	-

Expenses

Amortization	174	174	-	174	-
Imputed interest (Note 4(a))	5,000	-	-	-	-
License amortized and written-off	2,000	-	-	-	-
Selling, general and administrative (Note 4)	398,891	23,193	23,871	48,403	44,418
Less: Forgiveness of debt	(8,170)	-	-	-	-

Total Expenses	397,895	23,367	23,871	48,577	44,418

Net Loss For The Period	(397,895)	(23,367)	(23,871)	(48,577)	(44,418)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)	-

Weighted Average Shares Outstanding		9,000,000	9,000,000	9,000,000	9,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	$	$
	(Restated Note 6)

Cash Flows to Operating Activities

Net loss for the period	(48,577)	(44,418)

Adjustment to reconcile net loss to net cash used in operating activities

Amortization	174	-
Donated rent and services	18,000	18,000

Changes in operating assets and liabilities

Accounts receivable	(1,693)	-
Accounts payable and accrued liabilities	2,368	(2,940)
Deferred revenue	564	-
Due to related parties	27,296	14,065

Net Cash Used in Operating Activities	(1,868)	(15,293)

Cash Flows Used In Investing Activities

Website development costs	(2,500)	-

Net Cash Used in Investing Activities	(2,500)	-

Cash Flows From Financing Activities

Advances from related parties	4,343	29,980

Net Cash Provided by Financing Activities	4,343	29,980

Increase (Decrease) in Cash and Cash Equivalents	(25)	14,687

Cash and Cash Equivalents - Beginning of Period	-	3

Cash and Cash Equivalents - End of Period	(25)	14,690

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

1.	Development Stage Company

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

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises.” In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. As of June 30, 2005, the Company has not recognized significant revenue, has a working capital deficit of $165,046 and has accumulated operating losses of $397,895 since its inception. The Company expects to fund itself in the next twelve months by sales of shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs.”

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

The carrying value of cash and cash equivalents, accounts payable, accrued liabilities, deferred revenue and due to related parties approximate fair value due to the relatively short maturity of these instruments.

2.       Summary of Significant Accounting Policies (continued)

(f)	Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes,” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(i)	Revenue Recognition

The Company receives revenue from the sale of energy drinks via the internet, through the Company’s web site. The Company records revenue on a net basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” as the Company is acting as an Agent for the provider of the energy drink, and does not assume any risks or rewards of the ownership of the products. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements,” when there is persuasive evidence of an arrangement, delivery of products has occurred or services rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company’s performance obligations include determining the freight carrier, arranging shipment and providing the customer with a confirmation or tracking number via email when the order has been shipped. When recognizing revenue, the Company makes assumptions regarding the collectibility of sales and the estimation of returns. The Company calculates net amounts by estimated product returns and pricing adjustments such as discounts, rebates or sales incentives in the same period that the related revenue is recorded. The Company evaluates the collectibility of accounts receivable based on the length of time the receivables are past due. Also due to the short operating history of the Company, collectibility is determined through knowledge of the customer.

The Company’s customary terms of sales are as follows:
•	The Company does not accept returns on any opened products and returns must be received by the Company within 30 days.
•	The customer is responsible for return-shipping, the Company is not responsible for items damaged during shipping, and returns must be pre-approved.
•	The Company decides what constitutes a defective product, and all returns of non-defective products will be refunded minus a shipping and restocking fee of 20%.

As of June 30, 2005, accounts receivable from a single, third party customer represented 100% of total accounts receivable.

2.      Summary of Significant Accounting Policies (continued)

(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

(n)	Interim Financial Statements

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

6.     Restatement

The Company has restated its financial statements as of June 30, 2005 and for the three month and six month periods ended June 30, 2005. The financial statements have been restated to reflect the classification of revenue as deferred revenue, as returns could not be reasonably estimated at that time. The effect of the restatement is to increase net loss by $564 for the three month and the six month periods ended June 30, 2005, and from June 1, 1999 (date of inception) to June 30, 2005. Net loss per share was unchanged.

(a)	Balance Sheet
	June 30, 2005
	As Reported $	Adjustment $	As Restated $

Liabilities

Deferred revenue	-	564	564

Stockholders’ Equity

Deficit Accumulated During the Development Stage	(397,331)	(564)	(397,895)

Total Stockholders’ Equity	(162,156)	(564)	(162,720)

(b)	Statement of Operations

	For the Three Months ended June 30, 2005
	As Reported $	Adjustment $	As Restated $

Revenue	564	(564)	-

Net Loss	(22,803)	(564)	(23,367)

	For the Six Months ended June 30, 2005
	As Reported $	Adjustment $	As Restated $

Revenue	564	(564)	-

Net Loss	(48,013)	(564)	(48,557)

	Accumulated from June 1, 1999 to June 30, 2005
	As Reported $	Adjustment $	As Restated $

Revenue	564	(564)	-

Net Loss	(397,331)	(564)	(397,895)

(c)	Statement of Cash Flows

There was no effect on net cash used in operating and investing activities or net cash provided by financing activities as a result of the restatement.

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

During the period from April 1, 2005 through June 30, 2005, the Company began to market the Quick Like A Bunny Energy Drink on the Company’s website, Vitamineralherb.com, and is developing an advertising campaign to promote the product online, and in various other media outlets. The Company continues to evaluate additional health and fitness related products and exploration of additional business opportunities. The Company has generated significant interest online, from several customers inquiring about the product. The Company hopes to report revenues in the next quarter from the ongoing marketing program.

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

In a development stage Company, management devotes most of its activities in implementing its business plan and investigating business opportunities. Planned principal activities are underway, and have been successful in generating the first revenue for the company through online sales of its Quick Like a Bunny Energy Drink. The company has a working capital deficit of $165,046 and has accumulated operating losses of $ 397,895 since its inception. The Company expects to fund itself in the next twelve months by sales of shares, and any profit that is generated from sales of Quick Like A Bunny Energy drink.

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

Milestone 4: Development of Advertising Campaign. The Company is actively undertaking activities related to this milestone at the present time. On April 18, 2005, the Company launched the Company’s Website to introduce its energy drink product, “Quick Like a Bunny.” Strategic listing of the website with major search engines utilizing keywords is a major objective to ensure the site is accessible to customers. In addition, the Company will be negotiating reciprocal agreements with complementary web sites located in Spain.

Milestone 5: Implementation of Advertising Campaign/Sales Calls. Test marketing and launch of the advertising campaign is happening simultaneously with Milestone 4. Full launch of the website with its new product and advertising campaign began April 18, 2005, in conjunction with the completion of Milestones 1-4.

Milestone 6: Achieve Revenues. The Company expects to report revenue in the third quarter of 2005 for the first time from online sales of Quick Energy Drink from the Company’s recently launched bi-lingual website, and will process further potential orders and sales made by the Company’s salespeople.

Results of Operations

The results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, indicate a net loss of $48,577 (2005) compared to $44,418 (2004). Significant variances in expenditures are: Selling, General and Administrative Expenses - $8,434 (2005) compared to $7,067 (2004), increase due to re-establishment of a full-time Los Angeles marketing office, and; Travel - $4,556 (2005) compared to $2,747 (2004), increase primarily due to specific activities related to milestone implementation.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders’ equity other than as reflected in the June 30, 2005 financial statements. The Company's balance sheet as of June 30, 2005, reflects total assets of $4,019, and total liabilities of $166,739.

As of June 30, 2005, the Company has a working capital deficit of $165,046 and has accumulated operating losses of $397,895 since its inception. A minimum of $5,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

Financial Condition

Our auditors going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $349,318 and a loss from inception through June 30, 2005 of $397,895.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Audit Committee

Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

Item 6 - Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

31.1 Certification of Chief Executive Officer.
31.2 Certification of Chief Financial Officer.
32.1 Section 906 Certification of Chief Executive Officer.
32.2 Section 906 Certification of Chief Financial Officer.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shiming U.S., Inc. (formerly Argenta Systems, Inc.) (Registrant)

By /s/ Shiming Wang Shiming Wang, CEO and Director

Date March 28, 2007

By /s/ Ziyuan Lu Ziyuan Lu, Secretary, CFO and Director

Date March 28, 2007