Form 10QSB/A
period 2005-09-30
ARGENTA SYSTEMS INC
filed 2007-03-29
CIK 1091294

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

September 30, 2005

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

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From June 1, 1999 (Date of Inception) to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2005	2004	2005	2004
	$	$	$	$	$
		(Restated Note 7)

Revenue	282	282	-	282	-

Expenses

Amortization	382	208	-	382	-
Imputed interest	5,000	-	-	-	-
License amortized and written-off	2,000	-	-	-	-
Selling, general and administrative (Note 5)	424,513	25,622	25,234	74,025	69,652
Less: Forgiveness of debt	(8,170)	-	-	-	-

Total Expenses	424,007	25,830	25,234	74,689	69,652

Net Loss For The Period	(423,443)	(25,548)	(25,234)	(74,125)	(69,652)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)	(0.01)

Weighted Average Shares Outstanding		9,000,000	9,000,000	9,000,000	9,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	$	$

Cash Flows to Operating Activities

Net loss for the period	(74,125)	(69,652)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	382	-
Donated rent and services	27,000	27,000

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	3,740	(4,523)
Due to related parties	40,619	-
Net Cash Used in Operating Activities	(2,384)	(47,175)
Cash Flows Used In Investing Activities
Website development costs	(2,500)	-
Net Cash Used in Investing Activities	(2,500)	-
Cash Flows From Financing Activities
Advances from related parties	5,693	53,765
Net Cash Provided by Financing Activities	5,693	53,765
Increase in Cash	809	6,590
Cash - Beginning of Period	-	3
Cash - End of Period	809	6,593

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

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

(o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Intangible Assets

	Cost $	Accumulated Amortization $	September 30, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $
			(unaudited)

Website development costs	2,500	382	2,118	-

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

7.	Restatement

The Company has restated its financial statements for the three month period ended September 30, 2005. At June 30, 2005, the Company reclassified revenues as deferred revenue, as the returns could not be reasonably estimated at that time. The financial statements at September 30, 2005 have been restated to reflect the recognition of the deferred revenue. The effect of the restatement is to decrease net loss by $564 for the three month period ended September 30, 2005. Net loss per share was unchanged.

(a)	Statement of Operations

	For the Three Months ended September 30, 2005
	As Reported $	Adjustment $	As Restated $

Revenue	(282)	564	282

Net Loss	(26,112)	564	(25,548)

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

Milestone 4: Development of Advertising Campaign. The Company is actively undertaking activities related to this milestone at the present time. On April 18, 2005, the Company launched the Company’s Website to introduce its energy drink product, “Quick Like a Bunny”. Strategic listing of the website with major search engines utilizing keywords is a major objective to ensure the site is accessible to customers. In addition, the Company will be negotiating reciprocal agreements with complementary web sites located in Spain.

Milestone 5: Implementation of Advertising Campaign/Sales Calls. Test marketing and launch of the advertising campaign is happening simultaneously with Milestone 4. Full launch of the website with its new product and advertising campaign began April 18, 2005, in conjunction with the completion of Milestones 1-4.

Milestone 6: Achieve Revenues. The Company reported revenues in the third quarter of 2005 for the first time from online sales of Quick Energy Drink from the Company’s recently launched bi-lingual website, and will process further potential orders and sales made by the Company’s salespeople.

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

For the three month period ended September 30, 2005, the Company has recognized net revenues of $282, has a working capital deficit of $181,386 and has accumulated operating losses of $423,443 since its inception. A minimum of $6,000 per quarter is needed to cover expenses. The Company expects to fund itself through the balance of the fiscal year by sales of shares.

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

31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer.
32.1 Section 906 Certification of Chief Executive Officer.
32.2 Section 906 Certification of Chief Financial Officer.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shiming U.S., Inc. (formerly Argenta Systems, Inc.)
(Registrant)

By	/s/ Shiming Wang
Shiming Wang, CEO and Director

Date	March 28, 2007

By	/s/ Ziyuan Lu
Ziyuan Lu, Secretary and Director

Date	March 28, 2007