Form 10KSB/A
period 2005-12-31
ARGENTA SYSTEMS INC
filed 2007-03-29
CIK 1091294

SEC 2337 (6-00)	Potential persons who are to respond to the Collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2003
Estimated average burden hours per response: 294.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number ________________________________

Shiming U.S., Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	76-0609457 (I.R.S. Employer Identification No.)

12/F, Shanxi Zhengquan Building, Gaoxin 2nd Road,

Xian, Shanxi Province, China	__________________
(Address of principal executive offices)	(Zip Code)

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

EXPLANATORY NOTE

Shiming U.S., Inc. (formerly Argenta Systems, Inc. and referred to in this discussion as “we”, “us”, “our”, “Argenta” or the “Company”) is amending this Annual Report on Form 10-KSB for the period ended December 31, 2005 (the “Original Report”) for the purpose of clarifying certain information disclosed in the Original Report.

This Form 10-KSB/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-KSB/A to modify or update the disclosures presented in the Original Report, except as identified below.

This Form 10-KSB/A: (i) add disclosure in Item 1 regarding the Company’s current activities and those planned for future periods; (ii) add disclosure in Item 1 regarding the ownership, operation and current status of the website “vitamineralherb.com”; (iii) add disclosure to Note 2 of our financial statements regarding the treatment of website development costs ; (iv) add disclosure to Note 2 of our financial statements regarding revenue recognition to explain the Company’s performance obligations, customary terms of sales, significant assumptions, calculation of net amounts, terms of sales and determination of collectibility; (v) revise the disclosure concerning changes in internal control over financial reporting to address the fourth quarter of the fiscal year ended December 31, 2005; (vi) file revised Rule 13a-14(a)/15d-14(a) certifications by the Chief Executive Officer and the Chief Financial Officer of the Company; and (vii) file revised Section 1350 certifications by the Chief Executive Officer and the Chief Financial Officer of the Company.

The disclosures in this Form 10-KSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report unless expressly noted otherwise. Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

TABLE OF CONTENTS

PART I

Item 1	Description of Business	4

Item 2	Description of Property	10

Item 3	Legal Proceedings	.10

Item 4	Submission of Matters to a Vote of
	Security Holders	10

PART II

Item 5	Market for Common Equity and
	Related Stockholder Matters	10

Item 6	Management's Discussion and Analysis
	or Plan of Operation	11

Item 7	Financial Statements	14

Item 8	Changes In and Disagreements with Accountants
	on Accounting and Financial Disclosure	15

Item 8A	Controls and Procedures	15

PART III

Item 9	Directors, Executive Officers, Promoters and
	Control Persons; Compliance with Section 16(a)
	of the Exchange Act	15

Item 10	Executive Compensation	16

Item 11	Security Ownership of Certain Beneficial Owners
	and Management And Related Stockholder Matters .26	17

Item 12	Certain Relationships and Related Transactions .	18

Item 13	Exhibits and Reports on Form 8-K	18

Item 14	Controls and Procedures	18

Item 15	Principal Accountant Fees and Services	18

	Signatures	19

PART I

Item 1. Description of Business

General

Argenta Systems Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 1, 1999, and is in its early developmental and promotional stages. On May 21, 2002, the Company adopted its current name and amended its Articles of Incorporation to increase its authorized capital stock and create a class of preferred stock.

Since its formation and in furtherance of its business plan to engage in the vitamin and health food supplement business, the Company's only activities have been organizational, directed at acquiring and developing its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate. The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to specific markets. The Company is also marketing its energy drink, “Quick Like a Bunny”, online and internationally. Should the Company determine that the plan is feasible it intends to market high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients.

The Company currently intends to focus its efforts on the development and operation of Internet marketing of Vitamineralherb.com products in its licensed area of Spain and the sale of its energy drink online and internationally.

Corporate Organization and History

The Company was incorporated pursuant to the laws of the State of Nevada on June 1, 1999. The Company does not have any subsidiaries. The Company was granted a permit, license or certificate for business activities conducted within the State of Nevada on June 1, 1999.

Acquisition of the License

On February 14, 2000, the Company acquired a sub-license agreement with David R. Mortenson & Associates (the "License"). The License grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Spain via the Internet. The Company acquired the License under the terms of a settlement agreement by and between the Company and Mortenson & Associates, an affiliate of Vitamineralherb.com (“Vita”). Mortenson & Associates had granted the Company a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and wastewater in septic tanks and wastewater treatment facilities. Mortenson & Associates was unable to fulfill its obligations to the Company under the License. Under the terms of the settlement agreement, Vita, an affiliate of Mortenson & Associates, granted to the Company the License to distribute its products in part for its agreement not to pursue its claims against Mortenson & Associates.

The License

The License, renewable annually, grants the Company the rights to market and sell Vita’s products, including vitamins, minerals, nutritional supplements, and other health and fitness products, to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers (the “Customers”) via the Internet for sale to their clients. The Company's licensed territory is Spain. The License renews automatically unless the Company or Vita gives the other notice of its intent not to renew.

Under the License, Vita was to provide certain business administrative services to the Company, including the creation and maintenance of a website (the "Website"), establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling the Company to focus strictly on marketing and sales of Vita’s products. Other services, such as product development and store inventory, were to be provided by the product supplier. Vita was to set the price for products on the manufacturer's price, plus a mark up, which Vita and the Company would share equally under the License.

Vita was to create the Website to allow the Company and its customers to request quotes for and order custom-formulated and custom-labeled products. The Website would make available to the Customers three different labeling options. First, products may be ordered with the manufacturer's standard label with no customization. Second, a Customer, such as a health or fitness professional, may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels will be a standardized label with product information and a place on the label for the wording "Distributed by." We believe that this will give these Customers a competitive edge. Third, labels may be completely customized for the Customers.

As intended, each Customer would be assigned an identification number to identify it by territory, salesperson, business name, address, and other pertinent information. With its identification number, the Customer would then be able to order the products it desires directly through the Website. It was anticipated that the Customers would be able to pay for the purchase with a credit card, electronic check ("e-check"), or debit card. All products would be shipped by the manufacturer directly to the Customer or to the Customer’s clients.

Under the License, Vita was to maintain the Website, and each of its licensees, such as the Company, would pay an annual website maintenance fee of $500, which was waived until the Website was set up. Vita, however, failed to set up the Website, and the Company subsequently developed and launched a website, www.vitamineralherb.com (the “Company’s Website”), on April 18, 2005 to market its energy drink product, “Quick Like a Bunny”. The Company plans to use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick the Company’s Website first. See the section entitled “Subsequent Events” below.

Subsequent Events

The Company’s Website has been shut down since May 2006 for updating purposes and has not been re-launched.

Background on Manufacturer

On July 5, 2001, Vita entered into a Letter of Agreement with Gaia Garden Herbal Dispensary, located in Vancouver, British Columbia, Canada. Gaia Garden has agreed to provide, at a pre-determined wholesale price, vitamin and herbal products to Vita, its license holders (such as the Company) and clients. Gaia Garden Herbal Dispensary also has the capability to supply privately labeled products for the Company’s individual clients and customers.

The Company anticipates that Vita will enter into an agreement to supply Rain Forest products, which will enhance and broaden the product line available.

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

The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, the Company's online competitors can duplicate many of the products or services to be offered on the Website.

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

•
Low Product Prices. Product prices can be kept low due to volume purchases through the Company's affiliation with Vita and other licensees. Product prices will also be lower due to the Company's lack of need of inventory and warehouse space. All products are shipped from the manufacturer.

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

During the year ending December 31, 2005, the Company has engaged in no significant operations other than organizational activities, working on the milestones to advance the business plan to market Vitamineralherb.com products, and exploration of additional business opportunities. Modest net revenues of $282 were received by the Company during this period from a small trial run of the Company’s “Quick Like a Bunny” energy drink.

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

Plan of Operation

The Company's business plan is to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products. The Company will also continue to market and sell its energy drink.

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

Milestone 4: Development of Advertising Campaign. The Company is actively undertaking activities related to this milestone at the present time. On April 18, 2005, the Company launched the Company’s Website to introduce its energy drink product, “Quick Like a Bunny”. Strategic listing of the Company’s Website with major search engines utilizing keywords is a major objective to ensure the site is accessible to customers. In addition, the Company will be negotiating reciprocal agreements with complementary web sites located in Spain. See the section above in Item 1 entitled “Subsequent Events”.

Milestone 5: Implementation of Advertising Campaign/Sales Calls. Test marketing and launch of the advertising campaign is happening simultaneously with milestone 4. Full launch of the Company’s website with its new product and advertising campaign began April 18, 2005, in conjunction with the completion of Milestones 1-4. See the section above in Item 1 entitled “Subsequent Events”.

Milestone 6: Achieve Revenues. The company reported revenues in the second quarter of 2005 for the first time from online sales of its “Quick Like a Bunny” energy drink from the Company’s Website, and will process further potential orders and sales made by the Company’s salesperson. See the section above in Item 1 entitled “Subsequent Events”.

The management of the Company had entered into discussions with a well-established Toronto, Canada based heavy industrial waste management company. Management conducted a rigorous due diligence process and compiled sufficient data for an analysis of the potential for a business venture between the two companies with the objective of enhancing shareholder value. Discussions have been suspended and the Company has decided to concentrate on its core business of marketing health food related products including its “Quick Like a Bunny” energy drink.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders equity other than as reflected in the December 31, 2005 audited financial statements. As of December 31, 2005, the Company has recognized minimal revenues of $282, has a working capital deficit of $206,390 and has accumulated operating losses of $459,565 since its inception. A minimum of $10,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $246,390 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for development. The Company expects to fund itself in the next twelve months by sales of shares.

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

The Company's business plan is to continue to market and sell its Quick Energy drink, and to follow up on the completed market survey to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should the Company determine that its business plan is feasible it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and arts studios and instructors, sports and fitness trainers, and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

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

December 31, 2005

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

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated From June 1, 1999 (Date of Inception) to December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2005	2005	2004
	$	$	$

Revenue	282	282	-

Expenses

Amortization (Note 2(d)	590	590	-
Forgiveness of debt	(8,170)	-	-
Impairment loss on website development costs (Note 2(d))	1,910	1,910	-
Imputed interest	5,000	-	-
License amortized and written-off	2,000	-	-
Selling, general and administrative	458,517	108,029	95,604
Total Expenses	459,847	110,529	95,604
Net Loss For The Period	(459,565)	(110,247)	(95,604)
Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)
Weighted Average Shares Outstanding		9,000,000	9,000,000

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

Costs associated with the website consist primarily of website design and layout costs purchased from a third party. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred. During the year ended December 31, 2005, the Company capitalized website development costs of $2,500. The Company recognized amortization of $590 during the year. Due to the uncertainty of future cash flows and operations, the Company recognized an impairment loss of $1,910, representing the net book value at December 31, 2005.

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

The Company’s customary terms of sales are as follows:
a.	The Company does not accept returns on any opened products and returns must be received by the Company within 30 days.
b.	The customer is responsible for return-shipping, the Company is not responsible for items damaged during shipping, and returns must be pre-approved.
c.	The Company decides what constitutes a defective product, and all returns of non-defective products will be refunded minus a shipping and restocking fee of 20%.

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

Item 8A. Controls and Procedures

(a)
Management Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") who is also our Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO believes: (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are effective.

(b)
Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

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

Annual Compensation Table

	Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Annua Com Pen sation	Other Restricted Stock Options Awarded	SARs (#)	LTIP Payout	All Other Compen-sation

Douglas	Director	2005	0	0	0	0	0	0	12,000
Levell	President
	and CEO

Jo Ann	Director	2005	0	0	0	0	0	0	0
Hilton	and
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