Form 10QSB/A
period 2006-03-31
ARGENTA SYSTEMS INC
filed 2007-03-29
CIK 1091294

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

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated From June 1, 1999 (Date of Inception)	There Months Ended
	to March 31,	March 31,
	2006	2006	2005
	$	$	$

Revenue	282	-	-

Expenses

Amortization	590	-	-
Forgiveness of debt	(8,170)	-	-
Impairment loss on website development costs	1,910	-	-
Imputed interest	5,000	-	-
License amortized and written-off	2,000	-	-
Selling, general and administrative	482,167	23,650	25,210
Total Expenses	483,497	23,650	25,210
Net Loss	(483,215)	(23,650)	(25,210)
Net Loss Per Share - Basic and Diluted	-	-	-
Weighted Average Shares Outstanding		9,000,000	9,000,000

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

Milestone 5: Implementation of Advertising Campaign/Sales Calls. Test marketing and launch of the advertising campaign is happening simultaneously with Milestone 4. Full launch of the website with its new product and advertising campaign began in April 2005, in conjunction with the completion of Milestones 1-4.

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
              None

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