Form 10QSB/A
period 2006-06-30
ARGENTA SYSTEMS INC
filed 2007-03-29
CIK 1091294

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

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From
	June 1, 1999	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to June 30,	June 30,		June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	282	-	-	-	-

Expenses

Amortization	590	-	174	-	174
Forgiveness of debt	(8,170)	-	-	-	-
Impairment loss on website development costs	1,910	-	-	-	-
Imputed interest	5,000	-	-	-	-
License amortized and written-off	2,000	-	-	-	-
Selling, general and administrative	505,535	23,368	23,193	47,018	48,403
Total Expenses	506,865	23,368	23,367	47,018	48,577
Net Loss	(506,583)	(23,368)	(23,367)	(47,018)	(48,577)
Net Loss Per Share - Basic and Diluted		-	-	(0.01)	(0.01)
Weighted Average Shares Outstanding		9,000,000	9,000,000	9,000,000	9,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Argenta Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months
	Ended
	June 30,
	2006	2005
	$	$

Operating Activities

Net loss	(47,018)	(48,577)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	-	174
Donated rent and services	18,000	18,000

Changes in operating assets and liabilities

Accounts receivable	-	(1,693)
Accounts payable and accrued liabilities	(986)	2,368
Deferred revenue	-	564
Due to related parties	25,592	27,296
Net Cash Used in Operating Activities	(4,412)	(1,868)
Investing Activities
Website development costs	-	(2,500)
Net Cash Used in Investing Activities	-	(2,500)
Financing Activities
Advances from related parties	4,440	4,343
Net Cash Provided by Financing Activities	4,440	4,343
Increase (Decrease) In Cash	28	(25)
Cash - Beginning of Period	1	-
Cash - End of Period	29	(25)

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

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

5. Restatement

The Company restated its financial statements for the three month and six month periods ended June 30, 2005. At June 30, 2005, the Company reclassified revenues as deferred revenue, as the returns could not be reasonably estimated at that time. The financial statements at June 30, 2005 were restated to reflect the recognition of the deferred revenue. The effect of the restatement is to increase net loss by $564 for the three month and the six month periods ended June 30, 2005. Net loss per share was unchanged.

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

Results of Operations

The results of operations for the three months ended June 30, 2006 compared to the six months ended June 30, 2005, indicate a net loss of $47,418 (2006) compared to $48,577 (2005). There are no significant variances in expenditures to report for the period.

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

Item 6 - Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

31.1 Certification of Chief Executive Officer.
31.2 Certification of Chief Financial Officer.

31.1 Section 906 Certification of Chief Executive Officer.
31.2 Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shiming U.S., Inc. (formerly Argenta Systems, Inc.) (Registrant)

By /s/ Shiming Wang Shiming Wang, CEO and Director

Date March 28, 2007

By /s/ Ziyuang Lu Ziyuan Lu, Secretary, CFO and Director

Date March 28, 2007