Form 10QSB/A
period 2006-09-30
ARGENTA SYSTEMS INC
filed 2007-03-29
CIK 1091294

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER 000-32541

SHIMING U.S., INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	6-0609457

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12/F, Shanxi Zhengquan Building Gaoxin 2nd Road Xian, Shanxi Province, China	n/a

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (852) 2823-0000

Argenta Systems, Inc. 132 - 2220 Shannon Ridge Drive, Kelowna, BC Canada
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

Transitional Small Business Disclosure Format YES ☐      NO ☒

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

Argenta Systems, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Cumulative from
	Three month periods ended		Nine month periods ended		June 1, 1999
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	(inception) to September 30, 2006

REVENUE, net	$-	$282	$-	$282	$282

OPERATING EXPENSES:
Amortization	-	208	-	382	2,500
Imputed interest	-	-	-	-	5,000
License amortized and written-off	-	-	-	-	2,000
Selling, general and administrative	500	25,622	47,518	74,025	506,035
Less - Forgivenes of debt	-	-	-	-	(8,170)
TOTAL OPERATING EXPENSES	500	25,830	47,518	74,407	507,365

LOSS BEFORE PROVISION FOR INCOME TAXES	(500)	(26,112)	(47,518)	(74,125)	(507,083)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(500)	$(26,112)	$(47,518)	$(74,125)	$(507,083)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	9,000,000	9,000,000	9,000,000	9,000,000

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

Argenta Systems Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

5. Restatement

The Company restated its financial statements for the three month period ended September 30, 2005. At June 30, 2005, the Company reclassified revenues as deferred revenue, as the returns could not be reasonably estimated at that time. The financial statements at September 30, 2005 were restated to reflect the recognition of the deferred revenue. The effect of the restatement is to decrease net loss by $564 for the three month period ended September 30, 2005. Net loss per share was unchanged.

(a)	Statement of Operations
	For the Three Months ended September 30, 2005
	As Reported $	Adjustment $	As Restated $

Revenue	(282)	564	282

Net Loss	(26,112)	564	(25,548)

6. Subsequent Events

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