Form 10KSB
period 2006-12-31
Shiming U.S., Inc.
filed 2007-04-17
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

______________ TO ______________

Commission File No.

SHIMING U.S., INC.

(Exact name of small business issuer as specified in it charter)

Nevada	6-0609457
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12/F, Shanxi Zhengquan Building, Gaoxin 2nd Road Xian, Shanxi Province, China
(Address of principal executive offices)

(852) 2823-0000
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006: $5,532,601

As of January 25, 2007, the aggregate market value of the Common Stock held by non-affiliates, approximately 11,000,167,167 shares of Common Stock, was approximately $13,640,207, based on an average of the bid and ask prices of approximately $1.24 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of January 25, 2007 was 66,693,834 shares.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-KSB (“Form 10-KSB”) for Shiming U.S., Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; new product offerings and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means Shiming U.S., Inc.

PART I

Item 1.	Description of Business.

Company Overview and History

Shiming U.S., Inc. (previously named “Argenta Systems, Inc.”) is a consumer electronics company, with a particular focus on the design, development and manufacture of competitively-priced liquid crystal display (LCD) products, including high-definition TVs (HDTV) and computer monitors. Our manufacturing plant is located in the Changxin High and New Technology Industrial Garden in Shenzhen, China. For several years we have been involved in the research and development of consumer electronics products and technologies such as LCD, plasma displays, and household electronics.

The Company was originally formed in the State of Nevada on June 1, 1999 under the name “XIT Solutions.com, Inc.” with a principal business objective to engage in the vitamin and health food supplement business. On May 21, 2002, the Company changed its name to “Argenta Systems, Inc.” (“Argenta”) and amended its Articles of Incorporation to increase the authorized capital stock and to create a class of preferred stock.

On August 25, 2006, we entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with certain significant stockholders of Argenta (collectively, the “Argenta Shareholders”), Shiming (Cayman) Ltd., a limited liability company incorporated under the laws of the Cayman Islands (“Shiming Cayman”), and each of the shareholders of Shiming Cayman (collectively, the “Shiming Cayman Shareholders”) (This transaction is referred to hereinafter as the “Share Exchange Transaction”). The closing of the Share Exchange Transaction (the “Closing”) occurred on November 10, 2006 (the “Closing Date”).

On the Closing Date of the Exchange Agreement, we acquired Shiming Cayman by issuing 57,693,834 shares of our common stock (the “Argenta Shares”) to the Shiming Cayman Shareholders and consultants, and in exchange, the Shiming Cayman Shareholders assigned 100% of the outstanding common stock of Shiming Cayman to Argenta. From and after the Closing Date, the Company’s primary operations consist of the operations of the business of Shiming Cayman. The Share Exchange Transaction was accounted for as a reverse merger (recapitalization) with Shiming Cayman deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of Shiming Cayman as adjusted to give effect to any difference in the par value of ours and Shiming Cayman’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Shiming Cayman, the accounting acquirer, have been carried over in the recapitalization. Upon the Closing of the Exchange Transaction, we became a Chinese consumer electronics company that designs, develops and manufactures competitively-priced LCD products, including HDTV and computer monitors.

Shiming Cayman owns 100% of Shiming (Xi’an) Enterprise Management & Consulting Co., Ltd. (“Shiming Management”), which is a wholly foreign owned enterprise under the laws of the Peoples’ Republic of China (“PRC”). Shiming Management operates, controls and beneficially owns the LCD business in China through a series of contractual arrangements with Shiming Technology Science & Technology Joint Stock Co., Ltd. (“Shiming Technology”), a joint stock limited liability company formed under the laws of the PRC. Shiming Technology and Shiming Cayman together own 100% of Shenzhen Seathan Technology Co., Ltd. (“Seathan Technology”), which designs and produces LCD products. These contractual arrangements include a Consulting Agreement and an Operating Agreement. Through these contractual arrangements, Shiming Management has the right to advise, consult, manage and operate Shiming Technology, and collect and own all of its net profits. In addition, Shiming Management, Shiming Technology and the Shiming Technology shareholders have entered into a series of agreements under which voting control over the outstanding shares of Shiming Technology will be vested in Shiming Management and the board of directors of the Shiming Management, including a Proxy and Voting Agreement (“Proxy Agreement”) and a Voting Trust and Escrow Agreement (“Voting Trust and Escrow Agreement”). In order to further reinforce the rights of Shiming Management to control and operate Shiming Technology, Shiming Technology and the Shiming Technology shareholders have granted Shiming Management the exclusive right and option to acquire all of the shares of Shiming Technology, or alternatively, all of the assets of Shiming Technology (“Option Agreement”). Further, the Shiming Technology shareholders have pledged all right title and interest in their shares of Shiming Technology to Shiming Management under an equity pledge agreement (the “Equity Pledge Agreement”). Collectively, the Consulting Agreement, Operating Agreement, Option Agreement, Equity Pledge Agreement, and Proxy Agreement are referred to herein as the “Restructuring Agreements,” copies of which are included with this current report on Form 8-K as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively.

As a result of these contractual arrangements, which obligates Shiming to absorb a majority of the risk of loss from Shiming Technology’s activities and enable Shiming to receive a majority of its expected residual returns, the Company believes Shiming Technology is a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Shiming Technology do not have the characteristics of a controlling financial interest and the Company should be considered the primary beneficiary of Shiming Technology. Accordingly, the Company consolidates Shiming Technology’s results, assets and liabilities in the accompanying financial statements.

Contractual Arrangements with Shiming Technology and Its Shareholders

Our relationships with Shiming Technology and its shareholders are governed by a series of contractual arrangements. Under PRC laws, each of Shiming Management and Shiming Technology is an independent legal person and neither of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Shiming Management and Shiming Technology, Shiming Technology does not transfer any other funds generated from its operations to Shiming Management. On August 25, 2006, we entered into the following contractual arrangements:

Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between Shiming Management and Shiming Technology, Shiming Management has the exclusive right to provide to Shiming Technology general business operations services as well as consulting services related to the technological research, development, design and manufacturing of LCD products (the “Services”). Shiming Management also seconds employees to Shiming Technology for whom Shiming Technology bears the costs and expenses. Under this agreement, Shiming Management owns the intellectual property rights developed or discovered through research and development providing the Services for Shiming Technology. Shiming Technology pays a quarterly consulting service fees in Renminbi (“RMB”) to Shiming Management that is equal to all of Shiming Technology’s revenue for such quarter.

Operating Agreement. Pursuant to the operating agreement among Shiming Management, Shiming Technology and the shareholders of Shiming Technology who collectively hold the majority of the outstanding shares of Shiming Technology (collectively “Shiming Technology’s Majority Shareholders”), Shiming Management provides guidance and instructions on Shiming Technology’s daily operations, financial management and employment issues. The shareholders of Shiming Technology must designate the candidates recommended by Shiming Management as their representatives on Shiming Technology’s board of directors. Shiming Management has the right to appoint senior executives of Shiming Technology. In addition, Shiming Management agrees to guarantee Shiming Technology’s performance under any agreements or arrangements relating to Shiming Technology’s business arrangements with any third party. Shiming Technology, in return, agrees to pledge its accounts receivable and all of its assets to Shiming Management. Moreover, Shiming Technology agrees that without the prior consent of Shiming Management, Shiming Technology will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Shiming Technology, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years from August 25, 2006 and may be extended only upon Shiming Management’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between the shareholders of Shiming Technology and Shiming Management, the shareholders of Shiming Technology pledged all of their equity interests in Shiming Technology to Shiming Management to guarantee Shiming Technology’s performance of its obligations under the technology consulting agreement. If Shiming Technology or Shiming Technology’s Majority Shareholders breaches its respective contractual obligations, Shiming Management, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Xian Majority Shareholders also agreed that upon occurrence of any event of default, Shiming Management shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Xian Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Shiming Management may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of Shiming Technology agreed not to dispose of the pledged equity interests or take any actions that would prejudice Shiming Management’s interest. The equity pledge agreement will expire two (2) years after Shiming Technology obligations under the exclusive consulting services agreement have been fulfilled.

Option Agreement.  Under the option agreement between the shareholders of Shiming Technology and Shiming Management, the shareholders of Shiming Technology irrevocably granted Shiming Management or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Shiming Technology for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Shiming Management or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from August 25, 2006 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement. Pursuant to the proxy agreement among Shiming Management, Shiming Technology’s Majority Shareholders, and Shiming Technology, Shiming Technology’s Majority Shareholders agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shiming Management. The parties entered into a proxy agreement where Shiming Technology’s Majority Shareholders have agreed to irrevocably grant a person to be designated by Shiming Management with the right to exercise Shiming Technology’s Majority Shareholders’ voting rights and their other rights including the attendance at and the voting of Shiming Technology’s Majority Shareholders’ shares at the shareholder’s meetings (or by written consent in lieu of meetings) in accordance with applicable laws and its Article of Association, including but not limited to the rights to sell or transfer all or any of his equity interests of the Company, and appoint and vote for the directors and Chairman as the authorized representative of the shareholders of Company. The proxy agreement may not be terminated without the unanimous consent of both Parties, except that Shiming Management may, by giving thirty (30) days prior written notice to Shiming Technology’s Majority Shareholders, terminate this Agreement.

Recent Developments

On January 25, 2007, the Board and the majority holders of the Company’s capital stock jointly approved an amendment to our Articles of Incorporation by written consent to change of our corporate name (“Name Change”) to our current name, Shiming U.S., Inc. The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to effect the Name Change was filed with Nevada’s Secretary of State on February 26, 2007. The Company’s Name Change and its new trading symbol (OTCBB: SGUS) became effective on the OTC Bulletin Board on March 5, 2007.

Overview of Our Business

Our Industry

The worldwide conversion of media content from analog to digital is a primary growth driver in the television market. This conversion is being mandated in the United States, Europe, and Asia. Similar to other countries, the Chinese government has set a target date of 2015 for conversion of all television transmissions to digital format. Declining per-unit production costs have made HDTV more accessible to more consumers. In addition, improved technology and has heightened the demand for digital devices.

According to China Engineering Group and China Investment Consultants, 35.5 million color TV were sold in China in 2005, including 1.3 million LCD HDTVs, representing about 3.6% of all TVs sold. Industry analysts project that by 2010, Chinese consumers will purchase 41 million TVs per year, and half of them will employ LCD technology. It is also projected that the LCD HDTV segment in China will increase from approximately 1.3 million units in 2005 to 20 million units in 2010, representing a projected annual growth rate of well over 50%. In terms of sales, the LCD HDTV market in China is expected to reach a total market size of USD $30 billion by 2010.

Within the home electronics market, consumers are increasingly demanding larger and higher-resolution video screens for home entertainment purposes. Factors that differentiate products in this market include picture quality, resolution, contrast ratio, and pixel fill factor. We believe consumers are willing to spend more for a higher quality entertainment experience in their homes. We also believe consumers will continue to seek better quality products for their television, video, Internet, and other digital entertainment needs.

According to market research from China Internet Statistics and Development Report conducted by China National Network of Internet Center (CNNIC), in 1997, there were 620,000 Internet users in China. By June 30, 2005, the number of internet users in China grew to 103 million. From 2005 to 2006, in just one year, the number of Chinese internet users grew by another 20 million, or 19.4%, to a total of 123 million. Since internet usage, particularly broadband, is increasingly viewed as another form of home entertainment, and internet users tend to be relatively affluent and technology-savvy, we believe internet usage is highly correlated with increased demand for PCs and computer peripherals including LCD displays.

Our Strategic Advantages

•
Cost. We have access to quality technical and engineering personnel, as well as access to skilled labor, at a lower cost than our competitors. We also maintain a low cost high capacity manufacturing facility in Shenzhen. These advantages permit us to produce quality products at a lower cost than our multi-national competitors, and maintain profitability.

•
Centralized sourcing. We source the majority of our parts and components from top suppliers in mainland China, rather than relying extensively upon foreign suppliers. As a result, we are able to effectively manage our supply sources, with lower risk of delay and disruption.

•	Manufacturing capability. We have our own manufacturing capacity, which allows us to control the volume of production and quickly adapt to market demand.

•	Tax advantages. We are located in a special economic zone in Shenzhen, which allows us to benefit from favorable tax policies instituted by the Chinese government.

•
Exemption from Duties. As a manufacturer in Shenzhen, we currently pay no tariffs for any of our imported LCD parts. Insofar as our competitors are located other cities where there is no such incentive policy, we derive a competitive advantage.

•
Proximity to Chinese Market. As a manufacturer based in China, and our status as a domestic producer, we have access to a potentially vast, expanding market consisting of middle class households in China.

•
Access to Marketing Channels. As a domestic producer in China based in Shenzhen, we believe we have an advantage in dealing with domestic distributors, retailers, and marketing channels within China, having our production facilities in close proximity to China’s national import and distribution center for electronic products. We consider our location in Shenzhen to be a significant advantage in both of our purchasing of parts and the sale of our products.

Our Strategy

We plan to expand our business and increase sales and profitability by:

•	Gaining access to marketing channels within the PRC through strategic relationships with dealers and distributors;

•	Continuing to develop a direct sale marketing channel in Shenzhen;

•	Developing OEM relationships for opportunities to integrate our LCD products into a wider range of consumer electronics;

•	Developing new products to replace existing ones within 18 months or less, and to continue to offer products that are comparable to the state of the art;

•	Making significant technological improvements to our products that are customized to our target market; and

•	Entering into strategic relationships with partners and developers.

Overview of High-Definition TV Technologies

Currently, there are several leading technologies available for HDTVs, each having its own advantages and disadvantages. The direct-view technologies are CRT, plasma, and LCD based panels. The rear projection technologies are digital light processing (DLP), high temperature polysilicon (HTPS), and liquid crystal on silicon (LCoS).

CRT. Traditional cathode ray tube (CRT) displays utilize a vacuum tube in which images are produced by scanning an electron beam horizontally and vertically across a layer of phosphors inside the picture tube. When “excited” by the passing electron beam, the phosphor pattern will “glow” temporarily through an aperture grille or mask, producing individual pixels. CRT HDTVs have a wide viewing angle and fast video-response performance, however, they are generally not as bright as other types of displays, and CRT based equipment tends to be very bulky (at least 2 feet deep for a 40” screen) and heavy (averaging 300 pounds for a 40” screen). According to a May 2004 technology white paper released by Dell Computer, CRT technology is gradually being replaced by flat-panel monitors for PCs, and CRT-based HDTVs are being replaced by thinner and more compact HDTVs.

Plasma. Plasma displays possess some of the performance advantages of CRTs, but can be produced in thinner and more compact devices. Plasma technology is a direct-view display that enables the production large flat-panel televisions measuring less than six inches deep. Plasma technology utilizes tiny cells containing a mixture of gases, to form subpixels. When current is applied across these cells, the gas within them is ionized into plasma, and the plasma begins emitting photons. Like a CRT, the photons excite a phosphor layer on the inside surface of the display screen, producing visible pixels at the cell location. Unlike CRTs, however, the pixel intensity cannot be directly regulated. Instead, each cell is switched on and off rapidly and varying frequencies to create a color intensity that can be seem by the viewer. Plasma HDTVs are more expensive than other technologies, but its proponents claim that plasma renders better video-response times and better color performance than other technologies. However, plasma has many drawbacks widely recognized in the industry. First, plasma has a shorter life than LCD or CRT displays. The color performance of plasma displays may degrade over time. Also, like CRTs that utilize phosphors, static images displayed on the screen for a long time can leave a faint image “burned in” onto the screen, and this damage can be permanent. Plasma displays also have high energy consumption and general more excess heat than other technologies. Finally, the resolution in plasma displays tends to be more limited than in LCDs due to the minimum size in which plasma cells can be manufactured. As a result, plasma displays tend to be limited to a range of 37 inches to 55 inches.

DLP. Digital light processing (DLP) involves a technology developed by Texas Instruments, using digital micromirrors. DLP technology is used in both front and rear projection televisions. DLP technology uses a digital micromirror device that contains a rectangular array of hinge-mounted individually movable microscopic mirrors, one for each pixel. The mirrors on a DLP chip can either tilt toward the light, creating a pixel of light, or swing away from the light, creating a dark pixel. Most displays are made using a single DLP chip. In order to generate a color image on a one-chip television, the light passes through a spinning color wheel containing cyan, magenta, and yellow filters. The color shade of each pixel is controlled though a dithering technique that varies the amount of time each micromirror reflects light to the screen, which enables a one-chip DLP television to display 16.7 million different colors. In a three-chip design, rather than using a color wheel, white light is divided into three colors through a prism, and each beam is focused onto each pixel to form a unique color. DLP technology is known for producing very high contrast images. However, DLPs are relatively expensive to manufacture, especially for larger devices with higher resolutions, and the manufacturing facilities involve major capital investments. DLP HDTVs also have image quality issues, particularly related to contrast ratio, unwanted video artifacts, and color distortion. Since DLPs use physical micromirrors that rely on a mechanical hinging motion, they are prone to malfunction - one or more micromirrors can become stuck, either on or off, resulting in a single pixel remaining fixed on the screen. Because of the color wheel, images on a DLP television may tend to have a distracting “rainbow” effect resulting from the shifting rainbow of colors.

HTPS. High-temperature polysilicon (HTPS) displays use a transmissive technology and are currently available from only two large manufacturers in Japan. HTPS displays sandwich liquid crystal material between two layers of quartz high-temperature glass. To produce images, light passes from a projection lamp into a color management and display system. HTPS displays require special optical equipment that is large and expensive. HTPS, which have limited availability because they are produced only in Japan, also suffers from a low pixel fill factor that produces an undesirable “screen door” effect on images displayed to the viewer.

LCoS. Liquid crystal on silicone (LCoS) is a hybrid between DLP and LCD technologies; it differs from LCD in that LCoS relies upon the reflection of light, rather than the passage of light through an LCD screen, to produce images. LCoS creates pixels by covering a reflective silicon chip with crystal material arranged in a grid pattern. Like DLP, the surface of an LCoS chip acts as a mirror to reflect light onto the inside of the display. Like direct-view LCD displays, discussed below, the orientation of crystal on the LCoS chip is controlled by applying current to the chip, thus controlling the amount of light that is reflected from the chip’s surface at each pixel location. The reflected light is then magnified and focused on the inside surface of the display panel to form an image. LCoS has certain advantages including a thin compact form factor, high resolution, a high pixel fill factor, and smoother pixels than DLP (resulting in more natural looking images). In addition, LCoS displays avoid the undesirable rainbow effects and mechanical malfunctions associated with DLP, will not “burn in,” and don’t create a “screen door” effect. However, LCoS is still a relatively new technology, which is expensive and difficult to obtain.

LCD. Liquid crystal display (LCD) technology, sometimes referred to as thin-film transistor liquid crystal displays (TFT-LCD) allows thin and light form factors and high definition resolution at more affordable prices than plasma. LCD displays also have a longer life than plasma, and do not suffer from “burn in.” In addition, LCD technology avoids the undesirable “screen door” effects and mechanical micromirror failures associated with other technologies. LCD displays produce images by casting light, generated by one or more fluorescent bulbs or “back lights,” through a matrix of thin film transistors that supply voltage to liquid crystal filled cells sandwiched between polarized glass sheets. When hit with an electrical charge, the crystals change their shape and modulate light generated by the back lights, reproducing colors by attenuating particular wavelengths from the spectrum of white light until the correct color is produced. LCD displays are known for high brightness, contrast and resolution, especially for screen sizes from 17” to 40”. LCD technology provides excellent picture quality, a very thin form factor, rapid response times, extreme brightness, and exhibit superior bright room viewing properties. A drawback of LCD technology is that it traditionally has had a slower video-response time than other display technologies. LCD video-response times have been steadily improving, however, in the latest screen designs due to continuing advances in liquid crystal materials and associated control schemes. Industry analysts indicate that LCD HDTVs have already overtaken plasma HDTVs at screen sizes of 37 inches or less. We believe LCD technology will increasingly dominate the product category of HDTVs, and will eventually outsell plasma displays at screen sizes of over 40 inches within the next several years. Accordingly, we still produce plasma displays, but our focus continues to be on increasing production and sales of our LCD-based products.

Our Principal Products and Their Markets

Computer Monitors and HDTVs. We offer a variety of LCD television sets ranging in sizes from 17 inches to 40 inches. We manufacture and sell computer monitors that come in 17 inch and 19 inch sizes. In addition, we offer miniature television sets with screen sizes from 7 to 8 inches. Our plasma-based HDTVs range in size from 42 inches to 63 inches. All of our LCD products include displays based on sixth-generation TFT-LCD technology, which is the state of the art in LCD displays. In recent years, major advances in resolution ratio and light intensity have been made, enhancing the overall performance of LCD displays relative to other technologies. We source components from a variety of foreign and domestic suppliers located in Taiwan, Shenzhen, Shanghai and Beijing, including the display component, processing chassis and other parts.

We currently produce the following televisions and monitors:

Type	Sizes

LCD Monitors	17 inch; 19 inch

LCD TVs	17 inch; 19 inch; 20 inch; 27 inch; 32 inch; 40 inch

Plasma TVs	42 inch; 46 inch; 50 inch; 63 inch

LCD Displays for Vehicles. We work with a number of vehicle manufacturers to produce integrated LCD displays. For smaller passenger vehicles, we manufacture displays ranging is size from 7 to 8 inches. These displays are designed to receive broadcast TV programming and real-time traffic information via satellite. For larger vehicles including buses and trains, we manufacture 15 inch and 17 inch displays. Our larger displays are designed to receive advertisements and entertainment programming. Shiming sells its LCD displays to vehicle manufacturers through LCD distributors.

Product Distribution Methods and Our Customers

Our LCD products target end users who own and operate personal computers, as well as buyers of home entertainment products. We believe that users in this market generally speaking, are younger, affluent consumers and professionals, who value and demand products with the latest technology. We also believe purchasers of LCD TVs in China are generally younger more affluent households, especially newly married couples, who are willing to pay more for a high quality, technologically advanced home entertainment products.

We believe there are three types of consumers in the consumer electronics market in China: the price-driven consumer (who shops for the lowest price), the high-end consumer (who focuses primarily on acquiring the latest technology), and the value consumer (who seeks a combination of affordability and function, but will pay more for certain advanced features). Our current focus is on the value consumer, who may want the features and technology offered by multi-national brands, but will choose our brand because of its attractive price.

We sell our products to a number of distributors and resellers, including the following:

Chengdu Wanglutong Technology Engineering Co., Ltd.
Xi’an Yusheng Electrical Products Co., Ltd.
Shenzhen Kelanbo International Trade Co., Ltd.
Taiwan Ji Sen Enterprise Co., Ltd.
Taiwan Qian Teng Co., Ltd
Zhongdian Electronic Co., Ltd.

For the year ended December 31, 2005, our net revenue was $8.9 million, however, this revenue was principally derived from the sale of enterprise servers, including revenue from services relating to the server business.

For the fiscal year ending December 31, 2006, our net revenue was $5.5 million. Approximately 57% this revenue was derived from the sale of LCD products, and approximately 43% derived from the sale of enterprise servers or related services. During fiscal year 2006, sales to Chengdu Wanglutong Technology Engineering Co., Ltd., Xi’an Yusheng Electrical Products Co., Ltd. and Shenzhen Kelanbo International Trade Co., Ltd. accounted for approximately 41%, 27% and 26% respectively, of our revenue.

For our LCD products for vehicles, our technical staff works with our OEM customers in the development stage to identify potential improvements to the design of the customer’s product in tandem with the customer’s efforts. We help our OEM customers incorporate our displays into their products, thereby reducing the time required to bring their products to market. By providing such support, we help our OEM customers through their design process and achieve cost-effective and manufacturable designs, which can be effectively mass produced.

Sales and Marketing

We believe we are currently one of the leading China-based suppliers of LCD products in the Greater China market. We believe our market position is due largely to the combination of low cost and quality that we offer in our products. However, we believe our sales and marketing channels are still premature and underdeveloped, and that we may potentially increase sales dramatically by launching an effective sales and marketing strategy. As a part of our strategy, we plan to increase market awareness, demand, and acceptance of our products by attending and exhibiting at industry conferences and expositions, and implementing publicity campaigns through print, television and online advertising. We also aim to secure positive product reviews in the media.

We also plan to promote our products as an international brand in markets other than Greater China. We intend to target distributors in Hong Kong and North America, who have access to leading home and automotive electronics retailers.

We are marketing our LCD products to various distributors for sale to their customers. These customers include high-end audio/video manufacturers, as well as distributors of high-end consumer electronics products and consumer electronics retailers. Our sales and marketing strategy is designed to enable consumer electronics resellers and consumer retail stores to address the premium portion of the LCD market. We initially plan to strengthen our market share with respect to our LCD products in China. We expect to capitalize on opportunities in the North American market through strategic alliances.

We market our LCD displays directly to OEMs and through distributors. We work with our OEMs to integrate our LCD products into manufactured vehicles.

Our Company currently has 45 customers throughout various regions of the PRC, as well as in Taiwan, England, India and Southeast Asia.

Competition

We face competition from a number of well recognized international consumer electronics companies such as JVC, LG Electronics, Panasonic, Philips, Samsung, Sharp, Sony, Thompson, and Toshiba, many of whom are operating in China. We estimate that Samsung and LG currently have a 20% share of the total international market for TFT-LCD displays. In addition, BOE, one of the leading Chinese LCD manufacturers, has an estimated 3% share of the total international market. All of these companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we have, which results in competitive advantages over us.

For LCD displays used in automotive and other consumer electronic devices, we believe that Texas Instruments, JVC, Hitachi, Aurora Systems, SpatiaLight, Epson, and Sony constitute our principal competitors.

Although we believe that the Chinese government strongly supports the development of technology firms such as ours, we face challenges brought by foreign competitors eager to enter the Chinese market. Many of these foreign firms, particularly from Japan and Korea, have mature well-developed research and development capabilities, and currently our access to leading international research and development talent is limited. Accordingly, in the short to medium term we seek to exploit our presently held advantages, until we are able to ramp up our R&D capabilities.

We face intense competition from other LCD product manufacturers; however, we believe we have competitive advantages resulting from our close relationships with leading producers of upstream components manufacturers in China, low labor and production costs, high volume manufacturing capabilities, and pro-development government policies resulting in low taxes and duties. We believe these advantages permit us to offer technologically comparable products at prices that are 30% lower than our competitors, while maintaining higher profits per unit sold.

Product Pricing

Our products are generally priced dramatically below our foreign competitors for comparable products, and we also believe we offer a cost advantage relative to our domestic peer producers. For instance, in October 2006, we positioned our SHIMING model S320T2 LCD TV for sale at an average cost per unit of USD $1,015 on a retail basis. The table below indicates competing products which we believe offer a similar set of product features. While our product does not compete based upon superior technology or quality, we believe our customers would view our product as a substitute for the competing products below.

	Manufacturer	Name of Product	Retail Price USD$	Percentage higher than Shiming (%)

Foreign Brands:	JVC	TC 32LX50D	$1,563	53.9
	Sony	KLV 32A10	$2,000	97.0
	Sharp	LCD 32GA6	$1,630	60.6
	Phillips	32PF9531	$1,750	72.0
	Toshiba	32WL48C	$2,075	104.0
	LG	30L210	$2,812	177.0

Domestic Brands:	Hi’er	L32A9 AK	$1,200	18.5
	Kangjia	TM3008	$1,624	60.0
	Changhhong	CHD W320C6L	$1,124	10.7
	Hensine	TLM3288H	$1,249	23.0

Manufacturing

Our products are manufactured at our facilities in Shenzhen. We began producing and testing LCD products in the first quarter of 2006. Prior to this, we produced enterprise servers (SIPS/9000 series) for the Chinese market. In 2005, our management made a strategic decision to begin phasing out our server manufacturing business, in order to pursue the production of more profitable LCD products. By the third quarter of 2006, virtually all of our production capacity was principally devoted to the production of LCD products.

Sources and Availability of Raw Materials and the Principal Suppliers

We obtain the LCD panels for our LCD products from Shenzhen Jiguan Enterprise Ltd., and Blue and Gold Ventures LLC. We obtain the electronic components and subassemblies for our LCD products from Shehzhen Zhonglian Shuyuan electrical Products Co., Ltd. We obtain silicon wafers from Youlian Caixin Technology Co., Ltd., , and video processing integrated circuits from Fushan Hongli electrical Products Co., Ltd., screens from Zhuhai Yanyu Digital Technoloy; lamps from Shenzhen Xinricheng Technology Co., Ltd., and printed circuit board assemblies and remote controls from various Asian suppliers.

Our strategy is to procure all of our parts and supplies from a limited number of suppliers, usually one or two for each type or category of part or supply item. Centralized purchasing allows us to exert the maximum amount of volume purchasing power and to negotiate the largest discounts per unit purchased. We have no long term agreements with our suppliers, and purchase parts and supplies on a purchase order basis. Management recognizes that this strategy also carries with it the potential disadvantages and risks of shortages and supply interruptions. We believe our suppliers are willing to continue to give us favorable pricing in order to secure our loyalty as purchasers or parts and supplies in the long term. Our suppliers generally are meeting our supply requirements, and we believe our relationships with our suppliers are stable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We rely on a variety of intellectual property methods, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. We have filed a trademark application at the patent and trademark office of the Chinese government with regard to the “Shiming” brand name, and the registration is still pending as of the end of fiscal 2006. “Shiming” is the trademark we use for all of our LCD products.

Government Approval and Regulation of the Company’s Principal Products or Services

Our operations are subject to certain local regulatory requirements relating to environmental, waste management, health, and safety matters. There can be no assurance that material costs and liabilities will not arise from complying with these or from new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

Research and Development

Our research and development programs focus on advancing technology, developing design and manufacturing processes, and expanding our technology to serve new markets. We conduct the following research and development activities:

•	ASIC design to combine and enhance functionality, reduce cost, and improve picture quality.

•	Testing and incorporation of new liquid crystal solutions, in an effort to improve picture quality, cost, and manufacturability.

•	Printed circuit board design.

•	LCD product testing and development programs.

In 2005, the Company spent approximately $320,000 or approximately 3.6% of the Company’s 2005 net revenue on research and development of products. In 2006, the Company spent approximately $350,000 or approximately 6.3% of the Company’s 2006 net revenue on research and development of products.

Employees
At December 31, 2006, we employed a total of 326 persons, all of whom were full time employees, including management, administrative personnel, technicians, researchers and designers. In 2005, we employed a total of 69 persons, all of whom were full time employees. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Item 2.	Description of Property.

We occupy approximately 2,224 m2 in a facility in Shenzhen, China, which houses our manufacturing operations, and our principal research, development, and engineering activities. The lease is renewable annually. Our annual rental expense for this facility is $90,000 USD. In addition, we lease our office space, also in Shenzhen, with an area of 386 m2, which houses our corporate headquarters. The lease is for a term of two years, which expires in April 2008.

We are under an operating lease agreement for a piece of land in the City of Xi’an which expires in 2013. As of December 31, 2006, we are not using this land in connection with our current business operations, and the land has been sub-leased to a third party for three years.

Except for our plans for expansion, which are contingent upon raising the necessary capital, we believe that our existing space is adequate for our current anticipated operations and for the coming year, and that suitable replacement and additional space will be available in the future on commercially reasonable terms. We currently do not own any real property.

Item 3.	Legal Proceedings.
We are not aware of any legal proceedings in which purchasers, any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of purchaser, or of any such director, officer, affiliate of the Company, or security holder, is a party adverse to Company or has a material interest adverse to the Company:

Item 4.	Submission of Matter to a Vote of Security Holders.

On December 28, 2006, the Board and the majority holders of our common stock consented in writing to an amendment to our Articles of Incorporation to change our corporate name (“Name Change”) to our current name, Shiming U.S., Inc. We announced the approval of these amendments and its details in a Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 26, 2007. The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to effect the Name Change was filed with Nevada’s Secretary of State on February 26, 2007.

PART II

Item 5.	Market For Common Equity And Related Stockholder Matters

Market Information

Our common stock, par value $0.001 per share (“Common Stock”), is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SGUS”. From the date of the change in control of our company on August 25, 2006 to the present, there has been no active trading market for our common stock. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2006	$0.88	$0.45
September 30, 2006	$1.49	$0.18
June 30, 2006	$0.28	$0.13
March 31, 2006	$0.43	$0.13

December 31, 2005	$0.48	$0.25

Holders

As of January 25, 2007, there were approximately 108 stockholders of record of our common stock and there was no stockholder of record of our preferred stock.

Dividends

We do not currently intend to pay any cash dividends in the foreseeable future on our Common Stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company did not have any equity compensation plans in place for the fiscal year 2006.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with the share exchange transaction under the Exchange Agreement, we issued 57,666,834 shares of our common stock to the Shiming Cayman Shareholders and certain consultants, and in exchange, the Shiming Cayman Shareholders assigned 100% of the outstanding common stock of the Shiming Cayman to us. The recipients of 4,734,000 of these shares were accredited investors, and securities were issued to them in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Regulation D. The other 52,932,834 shares were issued to non-US persons in reliance on an exemption from the registration requirements of the Securities Act under Regulation S. The shares issued have not been registered under the Securities Act or any state securities of “blue sky” laws, and the securities may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. As a result of the transactions contemplated under the Exchange Agreement, (1) we acquired the business and operations of the Shiming Cayman, and as a result our principal business activities now consist of the business of the Shiming Cayman, and (2) the Shiming Cayman Shareholders now hold approximately 83.3% of our issued and outstanding stock.

Repurchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2006.

Item 6.	Management’s Discussion And Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-KSB. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into US Dollars at various pertinent dates and for pertinent periods.

Our consolidated financial statements included in this report have been prepared assuming the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

We are a consumer electronics company, with a particular focus on the development and manufacture of competitively-priced LCD products, including HDTVs and computer monitors. Our manufacturing plant is located in the Changxin High and New Technology Industrial Garden in Shenzhen, China. For several years we have been involved in the research and development of consumer electronics products and technologies such as LCD, plasma displays, and household electronics.

On November 10, 2006, the Company acquired Shiming Cayman and, as a result, Shiming Cayman’s VIE Shiming Technology, by way of the exchange of 57,666,834 shares of the Company’s common stock for 100% of the issued and outstanding common stock of Shiming Cayman. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Shiming Cayman, with the assets and liabilities, and revenues and expenses, of Argenta being included effective from the date of the stock exchange transaction. Please see Note 13 to our consolidated financial statements included in this report for further details of this stock exchange transaction.

Having no substantive operation of its own, Shiming Cayman, through its VIE, Shiming Management, engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products in the People’s Republic of China (“China” or the “PRC”). Please see “Contractual Arrangements with Shiming Technology and its Shareholders” above and Note 12 to our consolidated financial statements included in this report for the contractual arrangements between Shiming Management and Shiming Technology and their impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition or plan of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this prospectus, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of December 31, 2006.

Property, Plant and Equipment. Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditure for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

The estimated useful lives are as follows:

Leasehold property - Office	37 years
Leasehold property - Quarters	44 years
Leasehold improvements	5 years
Computer equipment	3 years
Furniture & Fixture	5 years
Testing equipment	5 years
Office equipment	5 years
Motor vehicle	5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

Intangible Assets. Intangible assets consist of land use right and is amortized using the straight-line method over their estimated useful life of 44 years.

Impairment of Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2006, no impairment loss has been recognized.

Income Taxes. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition. Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery.

Foreign Currency Transactions. Our functional currency is the Renminbi (“RMB”) and our reporting currency is the U.S. dollar. Our consolidated, balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Translation gains and losses were material for the year ended December 31, 2006, and is recorded as “Other Comprehensive Income” in the Company’s Consolidated Statements of Changes in Stockholders’ Deficit.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on us because it has not engaged in any significant transactions that are subject to the restrictions.

Fair Value of Financial Instruments. SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including cash, accounts and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans approximate fair value as the interest on these loans is minimal.

Earnings Per Share. Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Results of Operations - Year ended December 31, 2006 as compared to year ended December 31, 2005

Sales. During fiscal year 2006, sales decreased from $8.9 million to $5.5 million, representing a decrease of _38_% compared to the prior year. The decrease in revenue was primarily attributable to our shift in business from sales of broadband servers in 2005 to LCD monitors in the third quarter of 2006, and the decrease in the sales of broadband servers in 2006.

Cost of Sales. Cost of sales decreased from $3.4 million to $0.8 million in 2006 as compared to the prior year. Cost of sales as a percentage of net sales, decreased from 38.5% in fiscal 2005 to 14.3% in fiscal 2006. The substantial decrease in cost of sales and cost of sales as a percentage of net sales is mainly due to our shift in business from sales in broadband servers in 2005 to LCD monitors in the third quarter of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $3.0 million in fiscal 2005 to $2.7 million in fiscal 2006, a decrease of 11% compared with 2005. The decrease in general and administrative expenses reflected amortization expenses on land use rights. As a percentage of net sales, selling, general and administrative expenses increased from 34.0% in 2005 to 49% in 2006.

Non-Operating Income. Non-operating income mainly represented the rental income, short term investment interest for the year. Total non-operating income increased from $0.2 million in fiscal 2005 to $0.5 million in fiscal 2006.

Liquidity and Capital Resources

Cash Flows. We have funded our operations through December 31, 2006 primarily through retained earnings and shareholder’s paid in capital. Net cash flow provided by operations was $5.7 million in fiscal 2005 and $3.1 million in fiscal 2006. Uses of cash were primarily to fund changes in working capital. Net cash flow provided by investing activities was $2.9 million for fiscal 2005 and $0.02 million was used in investing activities for fiscal 2006. Uses of cash flow for investing activities include capital expenditures for property and equipment and purchase of short-term investments. In 2005, net cash flow used in financing activities was approximately $8.2 million, and approximately $0.05 million in fiscal 2006.

Contractual Obligations and Off-Balance Sheet Arrangements. We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of December 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

	(in thousands)
Contractual Obligations:

Total Indebtedness	14	14	--	--	--
Capital Lease Obligations	--	--	--	--	--
Operating Leases	273	43	129	101	--

Total Contractual Obligations:	287	57	129	101	--

Operating lease amounts include minimum lease payments under leased land under an operating lease agreement. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our operation.

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2006, we had approximately $3.6 million in cash and Nil in cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only. The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. Renminbi which had been tightly pegged at RMB 8.28 for US $1 for the previous decade, was revalued on July 21, 2005 to Rmb 8.11 for US $1 following the removal of the peg to the US dollar and partly in response to pressure from the United States government. The Peoples Bank of China also announced that the Renminbi would float according to a basket of foreign currencies, rather then being strictly pegged to the US dollar, and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of Renminbi amounts in this report is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date. However, see the section titled “Risk Factors - Fluctuation in the value of RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We face intense competition in our industry, and our competitors may be better positioned to capitalize on growing consumer demand in our geographic area.

The consumer electronics industry is rapidly evolving and intensely competitive. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have and may continue to offer a larger product line and carry a larger inventory than we do. We expect that competition will further intensify in the future.

We believe that the primary competitive factors in our industry include brand recognition, price, product selection, product availability and aftermarket customer service. We compete not only for customers, but also for retail shelf space and distribution channels. Some of our competitors could enter into exclusive distribution arrangements with major distributors forcing us to devote greater resources to marketing and promotional campaigns.

We derive substantially all of our revenue from sales of LCD HDTVs and computer monitors, and any decline in demand for these products could severely harm our ability to generate revenue.

We derive substantially all of our revenue from LCD HDTVs and computer monitors. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of market demand, competition, product obsolescence, technological change, budget constraints of potential customers, or other factors. If our revenue derived from these products were to decline significantly, our business and operating results would be adversely affected.

We will be required to attain and maintain profitability through a combination of increased revenue or lower expenses or to raise additional funds.

To support our operations, we will be required to attain and maintain profitability through a combination of increased revenue or lower expenses or to raise additional funds. There can be no assurance that we will be able to become profitable or to raise additional funds on satisfactory terms. We had approximately $3.6 million in cash at December 31, 2006.

To remain competitive, we must fund our receivables and inventory and continue to make significant investments in product design and development, marketing, research and development, equipment, and facilities. As a result of the costs and expenses related to these expenditures, our failure to increase sufficiently our net sales to offset these costs and expenses would adversely affect our operating results. Rapid sales increases are also requiring substantial increases in working capital to fund our inventory and receivables.

We may likely need to obtain additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.

We operating in a highly capital intensive industry, and our growth and operating results could be impaired if we are unable to meet our future capital needs.

We may need to raise additional capital in the future to:

•	effectively pursue our sales and marketing strategy;
•	fund our research and development programs to develop new products;
•	hire quality engineering talent;
•	finance acquisitions; or
•	expand our manufacturing capacity.

If we raise additional funds by issuing additional equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of our common stock. We currently do not have any commitments for financing. We cannot be certain that financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures.

Our revenue depends on sales by various retailers and distributors.

Our revenue depends on our sales through various national consumer electronics retailers in China, such as Xi’an Yusheng Electrical Products Co., Ltd, Shenzhen Kelanbo International Trade Co., Ltd., Ji Sen Enterprise Co., Ltd, and Qianteng Enterprise Co., Ltd.

These sales channels involve a number of special risks, including the following:

•	our ability to secure and maintain favorable relationships with retailers and distributors;
•	our lack of control over the timing of delivery of our products to end-users;
•	our retailers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;
•	our retailers and distributors may terminate their relationships with us at any time; and
•	our retailers and distributors market and distribute competing products.

Competing companies and technologies could reduce the demand for our products.

We compete with a number of the world’s leading electronics manufacturers, including JVC, LG Electronics, Panasonic, Phillips, Samsung, Sharp, Sony, Thompson, and Toshiba. We also compete with national manufacturers within China such as Hi’er, Kangjia, Changhhong and Hensine. Each of these and certain of our other competitors has greater financial, technical, sales, marketing, and other resources than we possess. Our competitors could introduce products with superior features and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with other competitors. Finally, we may face additional sources of competition in the future because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the consumer electronics industry. Any of the foregoing effects could cause our revenues to decline, which would harm our financial position and results of operations.

We rely on a limited number of domestic parts suppliers for our parts, and any interruptions of these arrangements could disrupt our ability to fill customer orders.

We purchase components for our products from principally mainland Chinese suppliers, and often we rely upon a sole supplier for certain types of parts or components. The loss of our relationship with a sole supplier, or the suppliers inability to furnish parts to us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue and revenue potential would harm our business.

Our suppliers must maintain satisfactory delivery schedules and their inability to do so could increase our costs, disrupt our manufacturing process, and result in our inability to deliver our products, which would adversely affect our results of operations.

Our suppliers must maintain high levels of productivity and satisfactory delivery schedules. We do not have long-term arrangements with any of our suppliers that guarantee production capacity, prices, lead times, or delivery schedules. Our suppliers may supply many other customers, a number of which have greater production requirements than we do. As a result, our suppliers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. Any such problems could result in our inability to deliver our products in a timely manner and adversely affect our operating results.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Our inability or the inability of our suppliers to obtain sufficient quantities of components and other materials necessary for the production of our products could result in delayed sales or lost orders, increased inventory, and underutilized manufacturing capacity. For example, we may experience production delays if a supplier of one of the components we use in our products experiences quality and delivery issues. Some of the materials used in the production of our LCD display products are available only from a limited number of foreign suppliers. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining certain materials.

We depend on Shenzhen Jiguan Enterprise Ltd. and Blue and Gold Ventures LLC for our LCD panels and on Shenzhen Zhonglian Shuyuan Electronic Products Co. Ltd. for the electronic components and subassemblies for our LCD products. We depend on Youlian Caixin Technology Co., Ltd. for the fabrication of silicon wafers; Fushan Hongli Electronic Products Co. Ltd. for video processing integrated circuits; Zhuhai Yanyu Digital Technology for screens; Shenzhen Xinricheng Technology Co. Ltd. for lamps, and various Asian suppliers for printed circuit board assembly and remote controls for our HDTV products. We do not have long-term contracts with any of these suppliers. As a result, none of them is obligated to supply us for any specific period, in any specific quantity, or at any specific price, except as provided in purchase orders from time to time. The termination of our arrangements with any of these suppliers, or their inability or unwillingness to provide us with the necessary amount or quality of supplies on a timely basis, would adversely affect our ability to manufacture and ship our products until alternative sources of supply could be arranged. We may not be able to secure alternative arrangements.

Materials and components for some of our major products may not be available in sufficient quantities to satisfy our needs because of shortages of these materials and components. Any supply interruption or shortages may result in lost sales opportunities.

We place orders for components, determine production, and plan inventory in advance based on our forecast of consumer demand, which is highly volatile and difficult to predict. We may experience a shortage of LCD panels, which may result in our inability to meet demand for our LCD televisions, or a surplus of LCD panels that may result in the recording of losses should LCD panel prices decline. We consume a large volume of parts and components for our products, and market fluctuations may cause a shortage of parts and components and may affect our production or the cost of goods sold. Our profitability may also be adversely affected by supply or inventory shortages or inventory adjustments that, as a result of efforts to reduce inventory by temporarily halting production or by reducing the price of goods, will lead to an increase in the ratio of cost of sales to sales. We write down the value of our inventory when components or products have become obsolete, when inventory exceeds the amount expected to be used, or when the value of the inventory is otherwise recorded at a higher value than net realizable value. Such inventory adjustments can have a material adverse effect on our operating income and profitability.

Our business depends on new products and technologies.

We operate in a rapidly evolving industry. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. As a result, we will be required to expend substantial funds for and commit significant resources to the following:

•	designing and developing new products and product enhancements that appeal to consumers;
•	meeting the expectations of our retail and OEM customers in terms of product design, features, product price, performance, and service;
•	expanding our manufacturing capabilities;
•	continuing research and development activities on existing and potential products;
•	engaging additional engineering and other technical personnel;
•	purchasing advanced design, production, and test equipment; and
•	maintaining and enhancing our technological capabilities.

We may be unable to recover any expenditures we make relating to one or more new products or technologies that ultimately prove to be unsuccessful for any reason. In addition, any investments or acquisitions made to enhance our products, sales channels, or technologies may prove to be unsuccessful.

Our future operating results will depend to a significant extent on our ability to provide new products that compare favorably on the basis of time to introduction, cost, and performance with the products of competitive suppliers and evolving technologies. Our success in attracting new customers and developing new business depends on various factors, including the following:

•	innovative development of new products;
•	efficient, timely, and cost-effective manufacture of our products;
•	the acceptance of our technology;
•	utilization of advances in technology; and
•	development and maintenance of a successful aftermarket service and support program.

Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring, and introducing new products and product updates on a timely basis. We must also extend the operation of our products to new formats and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new products, product features, and technological advances in the HDTV market. This market is relatively new, and industry standards for the HDTV market are evolving and changing. If the HDTV market does not develop as anticipated, or if demand for our products and services in this market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

We must protect our intellectual property and could be subject to infringement claims by others.

We believe that our future success may depend in part on our ability to protect our proprietary technology. We rely on a combination of patent, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We seek to protect certain aspects of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

•	intellectual property laws may not protect our intellectual property rights;
•	third parties may challenge, invalidate, or circumvent any patents issued to us;
•	rights granted under patents issued to us may not provide competitive advantages to us;
•	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;
•	others may independently develop similar technology or design around any patents issued to us; and
•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which we operate.

We may not be able to obtain effective patent, trademark, service mark, copyright, and trade secret protection in every country in which our products are produced or sold. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement and such action may be unsuccessful. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

Third parties could claim that we are infringing their patents or other intellectual property rights. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. Litigation can be very expensive and can distract our management time and attention, which could adversely affect our business.

Our dealings with customers and suppliers in foreign countries expose us to a variety of risks.

We are exposed to certain risks relating to the fact that our operations are in China, and we seek to sell our products internationally, and purchase from suppliers based in other countries. Purchasing supplies and selling products internationally expose us to various economic, political, and other risks, including the following:

•	the burdens and costs of compliance with local laws and regulatory requirements as well as changes in those laws and requirements;
•	imposition of governmental controls, including trade and employment restrictions and restrictions on currency conversion or the transfer of funds;
•	transportation delays or interruptions and other effects of less developed infrastructures;
•	fluctuations in foreign currency exchange rates and difficulties in hedging foreign currency transaction exposures;
•
economic instability, such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for consumer electronic products or which could make our products more expensive in those countries;

•	overlap of tax issues;
•	tariffs and duties;
•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	seasonal reductions in business activity in the summer months in Asia and in other periods in other countries;
•	costs and delays associated with developing our products in multiple languages; and
•	political unrest, war, or terrorism in areas in which we do business.

Changes in policies by the PRC or foreign governments resulting in, among other things, increased duties, changes in the current tariff structures, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises could adversely affect our ability to manufacture or sell products in foreign markets and to purchase materials or equipment from foreign suppliers. In addition, international trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our products to customers abroad.

While we transact business predominantly in Chinese Renminbi and bill and collect most of our sales in Renminbi, we may in the future collect a portion of our revenue in other currencies. In the future, customers may make payments in foreign currencies.

Fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

The cyclical nature of the consumer electronics industry may cause substantial period-to-period fluctuations in our operating results.

The consumer electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, intense competition, and production overcapacity. In addition, the consumer electronics industry is cyclical in nature. We may experience substantial period-to-period fluctuations in our operating results, at least in part because of general industry conditions or events occurring in the general economy.

Our operating results may have significant periodic and seasonal fluctuations.

In addition to the variability resulting from the short-term nature of the commitments of our customers, other factors may contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	effectiveness in managing manufacturing processes;
•	changes in cost and availability of labor and components;
•	the timing and volume of orders relative to our capacity;
•	market acceptance of our products;
•	product introductions or enhancements by us and our competitors;
•	evolution in the life cycles of products;
•	timing of expenditures in anticipation of future orders;
•	product mix;
•	pricing and availability of competitive products;
•	changes or anticipated changes in economic conditions;
•	the cancellation or deferral of product purchases as a result of weak or uncertain economic and industry conditions or the anticipation of new products or product updates by us or our competitors;
•	changes in the competitive landscape due to mergers, acquisitions, or strategic alliances that could allow our competitors to gain market share;
•	the unpredictability of the timing and magnitude of our sales through direct sales channels and indirect sales channels;
•	the seasonal nature of our sales;
•	changes in our pricing and distribution terms or those of our competitors; and
•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

You should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or orders in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results for that quarter. In addition, we may experience high operating expenses, and our operating results may fall below the expectations of investors, if we fail to manage our business effectively.

Our products are complex and may require modifications to resolve undetected errors or unforeseen failures, which could lead to an increase in our costs, a loss of customers, or a delay in market acceptance of our products.

Our products are complex and may contain undetected errors or experience unforeseen failures when first introduced or as new versions are released. These errors could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against us or against our customers. We also may agree to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.

We do not sell our automotive LCD products to end users and depend on the market acceptance of the products of our customers.

We do not sell our automotive LCD products to end users. Instead, we design and develop LCD products that our OEM customers incorporate into their products. As a result, our success depends on the ability of our OEM customers to sell their products. Any significant slowdown in the demand for our customers’ products would adversely affect our business.

Because our success in the automotive LCD display products business depends on the widespread market acceptance of our customers’ products, we must establish relationships for our LCD display products with OEMs in industries that have significant growth potential. Our failure to establish relationships with OEMs in those high-growth markets would reduce our revenue potential.

Our dependence on the success of the products of our OEM customers exposes us to a variety of risks, including the following:

•	our ability to supply products for customers on a timely and cost-effective basis;
•	our success in maintaining customer satisfaction with our products;
•	our ability to match our manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;
•	customer order patterns, changes in order mix, and the level and timing of orders placed by customers that we can complete in a quarter; and
•	the cyclical nature of the industries and markets that we serve.

Our failure to address these risks would adversely affect our results of operations.

We have not reached definitive agreements with any traditional consumer electronics retailers to sell our LCD HDTVs.

We have not reached definitive agreements with any traditional consumer electronics retailers to sell our LCD HDTVs. The inability to secure retailers to sell our LCD HDTVs would substantially impede our revenue growth and could require us to write off substantial investments that we have made in this aspect of our business. We anticipate that our initial LCD HDTV sales will be to a limited number of customers. As a result, we will face the risks inherent in relying on a concentration of customers. Any material delay, cancellation, or reduction of orders by one of these customers would adversely affect our operating results.

In addition, we make significant decisions, including production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for our products reduce our ability to estimate accurately the future requirements of those customers. Our operating results may be materially and adversely affected as a result of the failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.

On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have had a net increase in our manufacturing capacity over the past few years, we may not have sufficient capacity at any given time to meet all of our customers’ demands or to meet the requirements of a specific project.

We are subject to lengthy development periods and product acceptance cycles.

We sell our LCD display products to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our LCD display products or pursue other alternatives. This may require us to make significant investments of time, capital and resources well before our OEM customers introduce their products which incorporating our products, and before we can be sure that we will generate any significant sales to our OEM customers or even recover our investments of time, capital and other resources.

During an OEM customer’s entire product development process, we face the risk that our products will fail to meet our OEM customer’s technical, performance, or cost requirements or will be replaced by a competing product or alternative technology. Even if we offer products that are satisfactory to an OEM customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our revenue. The lengthy development period also means that it is difficult to immediately replace an unexpected loss of existing business.

Our Shenzhen facility and its high-volume LCD display manufacturing line are important to our success.

Our Shenzhen facility and its high-volume LCD display manufacturing line are important to our success. We currently produce all of our LCD displays on this dedicated line. This facility also houses our principal research, development, engineering, design, and certain managerial operations. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce our LCD displays and to provide technical and manufacturing support for our customers.

We must effectively manage our growth.

The failure to manage our growth effectively could adversely affect our operations. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial, and management systems;
•	expand our facilities and equipment; and
•	successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate our production facility in Shenzhen.

We depend on key personnel.

Our operations depend substantially on the efforts and abilities of our senior management as well as our technical, sales, and other key personnel. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse effect on our business. Although we maintain employment agreements with certain key personnel, we do not currently have any key person life insurance covering any officer or employee or employment agreements with most of our employees.

Our future operating results may fluctuate and cause the price of our common stock to decline.

We expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	seasonality of the business;
•	price competition from other manufacturers;
•	general price increases by suppliers and manufacturers;
•	our ability to maintain and expand our distribution relationships;
•	increases in the cost of advertising;
•	unexpected increases in shipping costs or delivery times;
•	our ability to build and maintain customer loyalty;
•	the introduction of new services, products and strategic alliances by us and our competitors;
•	the success of our brand-building and marketing campaigns;
•	government regulations, changes in tariffs, duties, and taxes;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
•	general economic conditions as well as economic conditions specific to our sector.

If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline.

We have limited control over the actions of our distributors, retailers or their vendors.

We rely on distributors for the sale of our products, and those parties maintain inventory and prepare merchandise for shipment to retailers and individual customers. We have limited control over the products that our distributors purchase or keep in stock, and our arrangements with our distributors do not require them to set aside any amount of inventory to satisfy demand. Our distributors may not accurately forecast the products that will be in high demand. In addition, we have limited control over their sales process, shipping and order processing procedures. Although we have not experienced disruptions in the past, nor do we presently foresee possible disruptions in the near future, a widespread inability of our distributors to successfully supply our branded products, if it occurred, would substantially harm our business.

We also rely on retailers to sell our products to end users. We have limited control over the products that retailers purchase or keep in stock, and the arrangements between distributors and retailers may not require them to set aside any amount of inventory to satisfy demand. The retailers who sell our products may not accurately forecast the products that will be in high demand. In addition, we have limited control over their sales process, shipping and order processing procedures.

Our ability to manage our future growth is uncertain.

We are currently anticipating a period of growth as a result of our corporate growth strategy, which aims to among other things, further develop our distribution channels, expand our line of products, and increase our manufacturing capacity. In pursuing these objectives, the resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing such expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

Increased product returns will decrease our revenues and impact profitability, and we have little or no history of product returns.

We began selling our LCD products in the first quarter of 2006, and accordingly, it is difficult for us to estimate or calculate our historical rate of product returns, and the impact of those returns on our financial results. We currently make allowances for product returns in our financial statements based on an industry average. However, there can be no assurance that our actual rate of product returns will be lower than the industry average. If our rate of product returns in the future turns out to be higher than expected, this could negatively affect our business, and would harm our financial results.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are currently conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Our operating subsidiaries in the PRC are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than through the operations of the Shiming Group. As a result of our holding company structure, we rely entirely on dividend payments from the Shiming Group. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may be unable to pay dividends to our stockholders.

Fluctuation in the value of RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between RMB and the U.S. dollar has been effectively pegged by the People’s Bank of China since 1994, there can be no assurance that these currencies will remain pegged to the U.S. dollar, especially in light of the significant international pressure on the Chinese government to permit the free floatation of the RMB, which would result in fluctuations in the exchange rate between the RMB and the U.S. dollar, and other geopolitical factors. If the RMB were to increase in value against the dollar, for example, products offered by mainland Chinese producers would become more expensive relative to other international producers, to consumers outside of China, which may translate into a decrease in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect. Such a decrease in sales, if it occurred, would adversely affect our financial results.

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for the company’s operations.

The Application of the “Penny Stock” Rules Could Adversely Affect the Market Price of Our Common Stock and Increase Your Transaction Costs to Sell Those Shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our Common Shares are Thinly Traded and, You May be Unable to Sell at or Near Ask Prices or at All if You Need to Sell Your Shares to Raise Money or Otherwise Desire to Liquidate Your Shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Shiming Technology; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this Form 10-KSB. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our corporate actions are substantially controlled by our management and affiliated entities.

Following the closing of the Share Exchange Transaction under the Exchange Agreement, our officers and directors will collectively control, directly or indirectly, approximately 44% of our outstanding ordinary shares. Thus, our management stockholders could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, because of the significant percentage ownership and concentration of voting power held by our management stockholders, elections of our board of directors and other corporate decisions will generally be within the influence of this stockholder. There can be no assurance that matters voted upon by our stockholders who are also officers and directors, will be viewed favorably by all stockholders of the company, or that voting decisions of our management stockholders will be agreeable to all other stockholders.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past activities of the company and its affiliates may lead to future liability for the company.

Prior to our entry into the Agreement and Plan of Share Exchange on August 25, 2006, our predecessor company has been engaged in operations. Although for a period of two years after the Closing Date the major shareholders of our predecessor company will indemnify us against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in the Share Exchange Agreement, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from this offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

Although we are incorporated in Nevada, we conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would shareholders of a corporation doing business entirely within the United States.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2006. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur, or the timing of such costs.

Item 7.	Financial Statements.

The information required by Item 7 and an index thereto commences on the next page.

SHIMING U.S., INC. AND SUBIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 And 2005

Together With Report Of
Independent Registered Public Accounting Firm

SHIMING U.S., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Shiming U.S., Inc. And Subsidiaries

We have audited the accompanying consolidated balance sheet of Shiming U.S., Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the each of the two years ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shiming U.S., Inc. and its subsidiaries as of December 31, 2006 and the results of its consolidated operations and its consolidated cash flows for each of the two years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Gruber & Company, LLC
Lake Saint Louis, Missouri 63367
April 6, 2007

Shiming, U.S., Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006

2006
Assets
Current assets
Cash and equivalents	$3,554,547
Accounts receivable	3,154,764
Prepaid expenses, deposits and other receivables - Third parties	528,098
Prepaid expenses, deposits and other receivables - Related parties	--
Short-term investment	12,741,447
Total current assets	19,978,856

Property, plant and equipment, net	2,750,346
Intangilble assets, net	5,393,306
Total assets	28,122,508

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	141,134
Deferred revenues	--
Short-term loans	38,580
Due to related parties	538,981
Total current liabilities	718,695

Long-term loans	154,320
Total liabilities	873,015

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized;	--
no shares issued and outstanding
Common stock; $.001 par value; 175,000,000 shares authorized;
66,693,834 shares issued and outstanding	66,694
Additional paid-in capital	22,463,630
Donated capital	203,600
Statutory surplus reserve fund	1,950,538
Retained earnings	1,532,574
Accumulated other comprehensive income	1,032,457
Total stockholders' equity	27,249,493

Total liabilities and stockholders' equity	$28,122,508

See accompanying notes to consolidated financial statements

Shiming, U.S., Inc. and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenues, net	$5,532,601	$8,917,613

Cost of revenues	792,078	3,432,435

Gross profit	4,740,523	5,485,178

Expenses
Selling	42,530	--
General and administrative	2,691,130	3,070,640

Total operating expenses	2,733,660	3,070,640

Income from operations	2,006,863	2,414,538

Other income (expense)
Other income	509,045	203,187
Interest expense	(12,050)	(11,541)

Total other income (expense)	496,995	191,646

Income from operations	2,503,858	2,606,184

Income tax	--	--

Net income	$2,503,858	$2,606,184

Earnings per share	$0.23	$0.29

Weighted average common shares outstanding	11,115,638	9,000,000

See accompanying notes to consolidated financial statements

Shiming, U.S., Inc. and Subsidiaries
Statements of Cash Flows

	For the years ended
	December 31,
	2006	2005
Cash flows from operating activities
Net income	$2,503,858	$2,606,184

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,435,765	1,437,778
Written-off intangible asset	--	953,919
Changes in assets and liabilities:
Accounts receivable	(1,220,096)	1,006,496
Prepaid expenses	526,814	(252,715)
Accounts payable and accruals	(150,330)	(12,030)
Deferred revenues	(25,934)	(52,815)
Net cash provided by operating activities	3,070,077	5,686,817

Cash flow from investing activities
Purchase of property and equipment	(16,103)	(2,066)
Loan repaid by a third party	--	2,854,364
Net cash (used in)/provided by investing activities	(16,103)	2,852,298

Cash flow from financing activities
Purchase of short term investments	(186,446)	(9,563,612)
Advances from related party	174,498	4,852,931
Principal paid on long-term loans	(38,425)	(36,991)
Repayment to related parties	--	(3,407,467)
Net cash used in financing activities	(50,373)	(8,155,139)

Net change in cash	3,003,601	383,976

Cash, beginning of year	550,946	166,970

Cash, end of year	$3,554,547	$550,946

Supplemental disclosure of cash flow information:
Cash paid for income taxes	--	--
Cash paid for interest	$11,868	$12,000

See accompanying notes to consolidated financial statements
F-5

Shiming U.S., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2006

							Statutory
					Additional		Surplus	Retained	Other	Total
	Preferred Stock		Common		Paid-in	Donated	Reserve	Earnings	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Capital	Fund	(Deficit)	Income	Deficit

Balance, December 31, 2004	--	$--	9,000,000	$9,000	$40,575	167,600	$--	$(349,318)	$	$(132,143)

Donated consulting						36,000				36,000

Net loss for the year								(110,247)		(110,247)

Balance, December 31, 2005	--	--	9,000,000	9,000	40,575	203,600	--	(459,565)		(206,390)

Recapitalization on
reverse acquisition			57,693,834	57,694	22,423,055		1,438,819			23,919,568

Transfer							511,719	(511,719)		0

Change in exchange rate									1,032,457	1,032,457

Net income for the year								2,503,858		2,503,858

Balance, December 31, 2006	--	$--	66,693,834	$66,694	$22,463,630	$203,600	$1,950,538	$1,532,574	$1,032,457	$27,249,493

See accompanying notes to consolidated financial statements

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Shiming, U.S., Inc. (formerly Argenta Systems, Inc.) is a consumer electronics maker based in China, with a particular focus on the development and manufacture of competitively-priced liquid crystal display (LCD) products, including high-definition TV’s (HDTV) and computer monitors. Shiming was originally formed in 1999 as Shanxi Shiming Science & Technology Joint Stock Company, Ltd. under the laws of the PRC. In November, 2006, the Company combined with Argenta Systems, Inc., a corporation incorporated in Nevada on June 1, 1999. On March 5, 2007, the Company changed its name to Shiming, U.S., Inc.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of Shiming, U.S., Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated from the consolidated financial statements.

(b) Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2006, the Company did not have any cash equivalents.

(d) Short-term Investment

The Company classifies its short-term investment as held-to-maturity debt securities and is measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of December 31, 2006.

(f) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

The estimated useful lives are as follows:
Years

Buildings and leasehold improvements	5 - 44
Fixtures and equipment	5
Motor Vehicles	5
Computer equipment	3

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

(g) Intangible Assets

Intangible assets consist of land use right and is amortized using the straight-line method over their estimated useful life of 44 years.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2006, no impairment loss has been recognized.

(i) Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Revenue Recognition

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery.

(k) Foreign Currency Transactions

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated, balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(l) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans approximate fair value as the interest on these loans is minimal.

(m) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

(n) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

(o) Profit Appropriation

In accordance with PRC regulations, the Company is required to make appropriations to the statutory surplus reserve and statutory public welfare fund, based on after-tax net income determined in accordance with PRC GAAP. They are non-distributable other than in liquidation.

Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. The profit appropriations made to the statutory surplus reserve fund for the years ended December 31, 2006 and 2005 amounted to approximately $299,000 and $261,000 respectively.

Appropriations to the statutory public welfare fund are made on the same basis as statutory surplus fund, at 5% and are generally optional at the discretion of the Board of Directors. The profit appropriations made to the statutory public welfare fund for each of the years ended December 31, 2006 and 2005 amounted to approximately $149,000 and $130,000, respectively.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p) Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

Effective January 1, 2006, we have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

(q) Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(r) New Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets” this
Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).
This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Short-term Investment, at cost

The short-term investment have a fixed return of 3.5% per annum and will mature on various dates within the next twelve months.

4. Property, Plant and Equipment, net

Cost
Buildings and leasehold improvements	966,612
Fixtures and equipment	6,601,292
Motor vehicle	102,880
Computer equipment	39,411

7,710,195
Accumulated depreciation
Buildings and leasehold improvements	99,684
Fixtures and equipment	4,773,077
Motor vehicle	56,584
Computer equipment	30,504

4,959,849
Carrying value
Buildings and leasehold improvements	866,928
Fixtures and equipment	1,828,215
Motor vehicle	46,296
Computer equipment	8,907

2,750,346

Depreciation expense for each of the years ended December 31, 2006 and 2005 was approximately $1,372,000 and $1,314,000, respectively.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Intangible Assets, net

Cost
Land use right	5,707,027

Less - Accumulated amortization	313,721

5,393,306

Amortization expense for each of the years ended December 31, 2006 and 2005 amounted to approximately $130,000 and $177,000 respectively. The amortization periods of land use right is 44 years. The estimated amortization expenses for the five years ending December 31, 2007, 2008, 2009 and 2010 amounts to approximately $130,000, $130,000, $130,000, and $130,000, respectively.

6. Short-term / Long-term loans

Long-term loans	192,900
Less - current portion	38,580
154,320

The loans are unsecured, bear interest at 0.26% per month and are repayable monthly from April 26, 2002 to April 26, 2012.

Further minimum principal payments under the long-term loans as of December 31, 2006 are as follows:-

2007	37,000
2008	37,000
2009	37,000
2010	37,000
2011-2012	44,900
192,900

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes

The Company’s operating subsidiaries are subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 33% (30% national income tax plus 3% local income tax).

Pursuant to the relevant laws and regulations in the PRC, the Company‘s subsidiary, Shaanxi Shiming is entitled to an exemption from PRC income tax starting from its first profitable year to December 31, 2006.

Pursuant to the relevant laws and regulations in the PRC, the Company‘s subsidiary, Shenzhen Seathan is entitled to an exemption from PRC income tax starting from its first two profitable year to December 31, 2008. Shenzhen Seathan is then entitled to a 50% exemption from January 1, 2009 onwards.

A reconciliation between taxes computed at the statutory rate of 33% and the Company’s effective tax rate is as follows:-
	December 31,
	2006	2005
	US$	US$

Income before income tax	2,503,858	2,606,184

Income tax on pretax income at statutory rate	826,273	860,000
Tax effect of exemptions	(826,273)	(860,000)
-	–	–

The Company’s subsidiary, Shaanxi Shiming is also subject to value-added tax (“VAT”). Pursuant to a document obtained from Tax Bureau in Xi’an, the Company’s subsidiary, Shaanxi Shiming is entitled to an exemption from VAT for sales transactions incurred before December 31, 2006. The exemption applied to 2003, 2004, 2005 and 2006. The tax liabilities for the mentioned periods were borne by its customers.

8. Retirement and Welfare Benefits

The Company has no retirement plans or post-employment benefit for its employees.

9 .  Related Party Transactions

Purchase from Shenzhen Yaxun of $640,873 had been prepaid in 2005, as of December 31, 2006, the Company has no balances with Shenzhen Yaxun.

Purchases during the year

	December 31,
	2006	2005
	US$’	US$’
Purchase from Yaxun
	640,873	3,432,436

The balance due to related parties at December 31, 2006 was mainly due to Mr. Wang Shiming, Chairman of the Company. The payable has no stated terms for repayment and are not interest bearing.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

10.  Concentrations and Credit Risk

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable.

At December 31, 2006 the Company had credit risk exposure of uninsured cash in banks of approximately $3,555,000.

A substantial portion of revenue was generated from three customers for the years ended December 31, 2006 and 2005. For the year ended December 31, 2006 these three customers accounted for approximately $1,655,159 (29%), $1,478,615 (26%) and $2,398,827 (45%) of total sales, respectively. For the year ended December 31, 2005, two customers accounted for approximately $6,921,000 (56%) and $5,339,000 (44%) of total sales, respectively.

At December 31, 2006, these two customers accounted for 52% and 48% of accounts receivable, respectively.

The Company does not require collateral to support financial instruments that are subject to credit risk.

11. Commitments and Contingencies

As of December 31, 2006, the Company leased land under an operating lease agreement expiring in 2013.

Rental expenses for the years ended December 31, 2006 and 2005 amounted to $43,000 and $43,000, respectively and are included in general and administrative expenses on the statement of operations.

The leased land above was sub-leased to a third party with rental income of $158,000 for 3 years. The rental income was received by the Company and credited to the statement of operations over the sub-lease term. Rental income for the year ended December 31, 2006 and 2005 amount to $26,500 and $53,000, respectively.

The Company leases a facility in Shenzhen, China which houses its manufacturing operations. The lease is renewable annually. The annual rental expense for this facility is $90,000. The Company also leases office space in Shenzhen, China which houses its corporate headquarters. The lease is for a term of two years, which expires in April, 2008.

The future minimum lease payments under the above-mentioned leases as of December 31, 2006 are as follows:-

Year ending December 31,	US$

2007	133,000
2008	73,000
2009	43,000
20010	43,000
2011-2013	101,000
393,000

As of December 2006 and 2005, the Company did not have any contingent liabilities.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Variable Interest Entities

In January, 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 151(FIN 46). In December, 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIE’s) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated by the party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) that will absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no other variable interests absorb a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrilling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

FIN 46 was effective immediately for VIEs created after January 31, 2003. For VIEs created before January 31, 2003, the provisions of FIN 46, as revised, were adopted as of March 31, 2004. The adoption of FIN 46 did not have significant effect on the Company’s financial statements.

On March 29, 2006, the Company and its wholly owned subsidiary, Shiming Science and Technology Joint Stock Company Limited formed a new company, Shenzhen Seathan Technology Co., Ltd.. The Company owns 30% of the new company, and Shiming Science and Technology Joint Stock Company Limited owns 70% of the new company. Upon the adoption of FIN 46, the Company will consolidate Shenzhen Seathan Technology Co. Ltd since it was determined to be a variable interest entity and the Company is its primary beneficiary.

13. Acquisition

On August 26, 2006, Argenta Systems, Inc. a Nevada Corporation (“Argenta”) completed a share exchange with significant stockholders of Argenta, Shiming Cayman Co., Ltd., and each of the shareholders of Shiming Cayman Co., Ltd. Upon the closing of the share exchange agreement, Argenta acquired Shiming Cayman Co., Ltd. by issuing 57,693,834 of its common stock for 100% of the shareholders outstanding common stock of Shiming Cayman Co., Ltd. The transaction was deemed to be a reverse acquisition, whereby “Argenta” is considered the accounting acquire, and Shiming Cayman Co., Ltd. is considered the accounting acquirer. The consolidated financial statements of the combined entity are those of Shiming Cayman Co., Ltd. with the assets and liabilities and revenues and expenses of Argenta being included effective from the date of the consummation of the Exchange Transaction. Argenta was deemed to be a continuation of the business of the operating company, (Shiming Cayman Co., Ltd.)

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in a Form 8-K Current Report filed with the Commission on November 17, 2006 and as amended in a Form 8-K/A filed on February 12, 2007, Manning & Elliott LLP, Chartered Accountants (“Manning Elliott”) resigned as the Company’s independent accountants, effective November 13, 2006. During the fiscal years ended December 31, 2005 and 2004, and the subsequent interim periods ended March 31, June 30, and September 30, 2006, through the date of the resignation, there were no disagreements between the Company and Manning Elliott on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Manning Elliott , would have caused Manning Elliott to make reference to the subject matter of the disagreement in connection with its reports.

Item 8A.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, principally our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosures are appropriate. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

During the last fiscal quarter to which this report relates, there were no changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our directors and executive officers, as of the date of this report:

Name	Age	Position

Shiming Wang	49	Chairman of the Board of Directors and Chief Executive Officer

Chun’an Liu	49	Chief Financial Officer and Director

Cunhu Yang	44	Secretary

Kanming Wang	63	Director

Nairang Liu	42	Director

Genrong Qu	56	Director

Mr. Shiming Wang serves as our Chairman of the Board and Chief Executive Officer. Mr. Wang has been an entrepreneur for 26 years, and served in various management capacities for Shanxi Shiming Science & Technology since 1999, of which he is President, founder and a principal shareholder. Shanxi Shiming Science & Technology’s business primarily consists of the manufacturing of liquid crystal display (LCD) products. Mr. Wang has extensive experience in the management of businesses in various fields, including metallurgy, machinery, food processing, trading, software development and computer hardware. Mr. Wang owns several companies in China such as Shananxi Meixian Non-ferrous Manufacturing Co., Ltd., which is Shaanxi Shiming’s largest shareholder, Shenzhen Yaxun Science & Technology Joint Stock Co., Ltd., Baoji Lufeng Food Co., Ltd. and Xi’an Non-ferrous Metal Processing Agency. Mr. Wang received a master’s degree in Engineering from Xi’an Jiaotong University.

Mr. Chun’an Liu is our Chief Financial Officer. Mr. Liu is a licensed Certified Public Accountant, has held numerous managerial and professional capacities for private firms in China. Mr. Liu has served as an accountant for Xi’an Electrical Appliance Factory, Xi’an Zhengdatongyong Technology Institute since June 1990.  From March 1992 to August 1993, Mr. Liu also served as the manager of the Office of Finance of Xi’an Huaheng Science & Technology Industry Company.  From September 1993 to December 2002, Mr. Liu served as the Chief Financial Officer of Shanxi Changxiang Air-Condition Import Co., Ltd. and Lanzhou Yellow-River Group Co., Ltd. (Xi’an Branch).  Since June 2003, Mr. Liu served as the Chief Financial Officer of Shanxi QinAPangGong Tourism Development Corp. Mr. Liu holds a Bachelor of Economics degree from China Central Administration University and graduated from the Shan’Xi College of Finance.

Mr. Cunhu Yang is our Secretary. Mr. Yang previously worked at the Zhengzhou Machinery Institute.  From 1989 to 1994, Mr. Yang was the section chief of China West Electricity Group.  From 1994 to 2001, Mr. Yang served as a senior supervisor and department manager for West Security Co., Ltd.  Mr. Yang also served as the secretary of the Board of Directors of Shanxi Chaoxun Science Technology Corp. from 2001 to 2004.  In 2004, Mr. Yang joined Shanxi Shiming Science Technology Corp. as its vice general manager.  Mr. Yang holds a MBA degree from Xi’an University of Technology.

Mr. Kanming Wang is a member of our board of directors. Mr. Wang has been a manager of Guangzhou Heluo Co., Ltd. since 1990. Prior to this, Mr. Wang has held various administrative posts within a large state-owned enterprise. Mr. Wang has been an investor in the clothing processing and electrical appliance industries since 1979.

Mr. Nairang Liu is a member of our board of directors. Since 1991, Mr. Liu has been a director and general manager of Hainan Shengda Investment and Management Co., Ltd. Mr. Liu has substantial experience investing in Chinese private enterprises, and has been involved in the commercial trading business since 1996.

Mr. Genrong Qu is a member of our board of directors. Mr. Qu has experience in management and public administration, and since 1990 he has served as a General Administrator of the Telecommunications division of the Wei River Administration Bureau in Xingping County, Xianyang City. Mr. Qu graduated from Xi’an Polytechnic University in 1970.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of these reports or written representations from certain reporting persons, during the fiscal year ended December 31, 2004, and during the current fiscal year, the Company believes that all filing requirements applicable to the Company’s officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Code of Ethics

For the year ended December 31, 2006, we did not have a formal written code of ethics applicable to our principal executive officer and principal financial officer, because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time. However, we plan to adopt and approve a formal written code of ethics in the near future.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately designated audit committee of our Board, as it is not required to, and the functions customarily delegated to this committee are performed by the full Board. As the Company does not maintain an audit committee, it does not have an audit committee “financial expert” within the meaning of Item 407(d)(5) of Regulation SB.

Item 10.	Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 2006 by the Chief Executive Officer and each of our other four highest paid executives, whose total compensation (paid by us or our predecessor, Shiming Cayman) exceeded $100,000 during the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shiming Wang (1)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Doug Levell (2)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	12,000 (3)	12,000

(1)
In connection with the Share Exchange Transaction (described in Item 1 above) (the “Transaction”), Mr. Shiming Wang was appointed as the Company’s Chief Executive Officer and a director on November 10, 2006, but he did not receive any compensation for 2006. Mr. Wang is party to an executive employment agreement with the Company. The agreement is terminable at will by either Mr. Wang or the Company upon a three-month prior notice to the other party.

(2)
As of December 31, 2005, Mr. Doug Levell was the Chief Executive Officer of the Company. In connection with the Transaction, Mr. Levell resigned as the Company’s Chief Executive Officer and Chief Financial Officer on November 10, 2006, but he did not receive any compensation for 2006.

(3)
The Company issued Mr. Levell a promissory note (the “Note”) for $12,000 in connection with consulting services provided by Mr. Levell to the Company. Mr. Levell subsequently released the Company of its obligations under the Note in 2006.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARD AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned ($)
Shiming Wang	--	--	--	--	--	--	--	--	--

COMPENSATION OF DIRECTORS

The Company paid no compensation to its Directors for any services provided as a Director during the year ended December 31, 2006. However, the Company intends to review and consider future proposals regarding compensation to its Directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 25, 2007, certain information regarding the ownership of the Company’s capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of January 25, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 66,693,834 shares of the Common Stock issued and outstanding on a fully diluted basis, as of January 25, 2007.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount Of Beneficial Ownership	Percent Of Class (2)
Common Stock	Shiming Wang (3)	24,426,149 (4)	36.6%
Common Stock	Chun’an Liu (3)	--	--
Common Stock	Cunhu Yang (3)	173,911	0.3%
Common Stock	Kanming Wang (3)	--	--
Common Stock	Nairang Liu (3)	1,665,201	2.5%
Common Stock	Genrong Qu (3)	1,406,063	2.1%
Common Stock	Shaanxi Meixian Shiming Non-Ferrous Metallurgy Co., Ltd. (5)	18,235,632	27.3%
Common Stock	Rui Wang (6)	25,811,578	38.7%
Common Stock	All directors, directors nominees and executive officers as a group (6 total)	27,671,324

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 12/F, Shanxi Zhengquan Building, Gaoxin 2nd Road, Xian, Shanxi Province, China.

(2)	Based on the number of outstanding shares of common stock of the Company as of January 25, 2007.

(3) (4)
An executive officer and/or director of the Company.

Includes 18,235,632 shares of common stock held by Shaanxi Meixian Shiming Non-Ferrous Metallurgy Co., Ltd., of which Mr. Shiming Wang is a majority shareholder and director. Mr. Wang hereby disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(5)	The mailing address of Shaanxi Meixian Shiming Non-Ferrous Metallurgy Co., Ltd. is Liubao Valley, Tangyu Town, Mei County, Shaanxi Province, China.

(6)
Includes 1,305,287 shares held directly by Mr. Rui Wang. Mr. Wang is also a trustee and holder of record of 24,506,291 shares on behalf of various non-U.S. individuals, pursuant to The Shiming Voting Trust dated January 24, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The Company did not have any equity compensation plans in place for the fiscal year 2006.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Set forth below are the related party transactions exceeding $120,000 since the last fiscal year between Shiming Technology’s shareholders, officers and/or directors, and Shiming Technology, with whom the Company has contractual arrangements which give the Company the ability to substantially influence Shiming Technology’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

Related Party Transactions

Amounts receivable from and payable to related parties are summarized as follows:

	Year ended December 31,
	2006	2005
Amounts due from related parties:
Xi’an Nonferrous Metal Smelting and Processing Factory (1)	$--	$615,000
Total	$--	$615,000
Purchases from related parties:
Shenzhen Yaxun Science & Technology Joint Stock Co., Ltd. (2)	$640,873	$3,432,436
Total	$640,873	$3,432,436

Amount due to related parties:
Shiming Wang (3)	$538,981	$349,000
Total	$538,981	$349,000

(1)
Amounts due from Xi’an Nonferrous Metal Smelting and Processing Factory (“Xi’an Metal”) represent amounts prepaid to vendors for the purchase of goods. Mr. Shiming Wang is a shareholder of Xi’an Metal.

(2)
Purchase from Shenzhen Yaxun Scient & Technology Joint Stock Co., Ltd. (“Shenzhen Yaxun”) of $640,873 had been prepaid in 2005. As of December 31, 2006, the Company has no balance with Shenzhen Yaxun. Mr. Shiming Wang is a shareholder of Shenzhen Yaxun.

(3)	Amounts due to Mr. Shiming Wang represent loans from Mr. Wang to fund the Company’s operations. These loans are unsecured, non-interest bearing and has not specific repayment terms.

Director Independence

The Company does not have a separately designated audit, compensation or nominating committee of our Board, as it is not required to, and the functions customarily delegated to these committees are performed by the full Board. We have determined, however, that none of our directors is “independent” as that term is defined in Section 4200 of the NASD Marketplace Rule.

Item 13.	Exhibits

Exhibit Number	Description
2
Agreement and Plan of Share Exchange among Argenta Systems, Inc., Shiming (Cayman) Co., Ltd., Global Warming Solutions Corp., Roxborough Financial Group, Inc., and all of the shareholders of Shiming (Cayman) Co., Ltd.(1)

3.1	Articles of Incorporation, as amended (2)
3.2	Amended and Restated Bylaws (1)
10.1	Consulting Services Agreement (English translation) (2)
10.2	Operating Agreement (English translation) (2)
10.3	Option Agreement (English translation) (2)
10.4	Equity Pledge Agreement (English translation) (2)
10.5	Proxy and Voting Agreement (English translation) (2)
16	Letter from Manning Elliott, LLP (4)
17.1	Letter of Resignation from Douglas Levell to the Board of Directors (2)
17.2	Letter of Resignation from Joann Hilton to the Board of Directors (2)
23.1	Consent of Gruber & Company, LLC (3)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (3)
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (3)
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (3)
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (3)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 31, 2006
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2006
(3)	Filed herewith
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 12, 2007

Item 14.	Principal Accountant Fees and Services.

CHANGE OF AUDITOR

The Company’s preceding principal independent auditor was Manning Elliott LLP, Chartered Accountants (“Manning Elliott”). Manning Elliott performed the audit for the fiscal years ended December 31, 2004 and 2005. Manning Elliott resigned as the Company’s independent auditor effective November 13, 2006. On November 13, 2006, we engaged Gruber & Company, LLC (“Gruber”) to review the unaudited financial statements through the quarter ended September 30, 2006 and to audit the Company’s financial statements for the fiscal years ended December 31, 2005 and 2006. The following are the services provided and the amount billed.

AUDIT FEES

The aggregate fees billed for professional services rendered by Manning Elliott for the audit of our annual financial statements and the reviews of the unaudited financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2006 and 2005 were $11,250 and $7,400, respectively.

The aggregate fees billed by the newly appointed auditor, Gruber, for the audit of our annual financial statements and the reviews of the unaudited financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2006 and 2005 was $40,000.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the year ended December 31, 2006.

TAX FEES

For the year ended December 31, 2006, Manning Elliott billed the Company $4,550 for services in tax compliance, tax advice and tax planning work to the Company, and no fees were billed by Gruber for such services.

ALL OTHER FEES

There were no other fees billed by Manning Elliott or Gruber during the last two fiscal years for products and services provided by Manning Elliott or Gruber.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIMING U.S., INC. (Registrant)

Date: April 17, 2007	By:	/s/ Shiming Wang
Shiming Wang Chief Executive Officer

Date: April 17, 2007	By:	/s/ Chun’an Liu
Chun’an Liu Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shiming Wang
Shiming Wang	Chief Executive Officer / Director	April 17, 2007

/s/ Chun’an Liu
Chun’an Liu	Chief Financial Officer / Director	April 17, 2007

/s/ Cunhu Yang
Cunhu Yang	Secretary	April 17, 2007

/s/ Kanming Wang
Kanming Wang	Director	April 17, 2007

/s/ Nairang Liu
Nairang Liu	Director	April 17, 2007

/s/ Genrong Qu
Genrong Qu	Director	April 17, 2007