Form 10QSB
period 2007-03-31
Shiming U.S., Inc.
filed 2007-05-15
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to ______________

Commission file number: 0-32541

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The registrant is a shell company (Check one): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2007, the issuer had 66,666,834 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) for Shiming U.S., Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or “Shiming” or the “Company” means Shiming U.S., Inc. and its subsidiaries.

SHIMING U.S., INC.

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and equivalents	$5,784,237	$3,554,547
Accounts receivable	3,109,913	3,154,764
Prepaid expenses, deposits and other receivables - Third parties	384,196	528,098
Short-term investment	12,945,462	12,741,447
Total current assets	22,223,808	19,978,856

Property, plant and equipment, net	2,493,483	2,750,346
Intangilble assets, net	5,344,421	5,393,306
Total assets	30,061,712	28,122,508

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,753,870	141,134
Short-term loans	38,462	38,580
Due to related parties	563,273	538,981
Total current liabilities	2,355,605	718,695

Long-term loans	147,436	154,320
Total liabilities	2,503,041	873,015

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized;	--	--
no shares issued and outstanding
Common stock; $.001 par value; 175,000,000 shares authorized;
66,693,834 shares issued and outstanding	66,694	66,694
Additional paid-in capital	22,463,630	22,463,630
Donated capital	203,600	203,600
Statutory surplus reserve fund	2,057,524	1,950,538
Retained earnings	1,818,435	1,532,574
Accumulated other comprehensive income	948,788	1,032,457
Total stockholders' equity	27,558,671	27,249,493

Total liabilities and stockholders' equity	$30,061,712	$28,122,508

SHIMING U.S., INC.

Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2007	2006

Revenues, net	$2,429,791	$2,274,145

Cost of revenues	1,637,733	614,481

Gross profit	792,058	1,659,664

Expenses
Selling	37,694	--
General and administrative	469,862	425,677

Total operating expenses	507,556	425,677

Income from operations	284,502	1,233,987

Other income (expense)
Other income	111,345	117,020
Interest expense	(3,000)	(2,885)

Total other income (expense)	108,345	114,135

Income from operations	392,847	1,348,122

Income tax	--	--

Net income	$392,847	$1,348,122

Earnings per share	$0.0059	$0.1498

Weighted average common shares outstanding	66,693,834	9,000,000

SHIMING U.S., INC.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$392,847	$1,348,122

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	282,474	359,086
Changes in assets and liabilities:
Accounts receivable	44,851	(2,274,155)
Advances from related party	24,289	614,483
Prepaid expenses	143,902	(16,271)
Accounts payable and accruals	1,612,739	(146,248)
Repayment to related parties	--	157,275
Deferred revenues	--	(13,205)
Net cash provided by operating activities	2,501,102	29,087

Cash flow from investing activities
Purchase of property and equipment	(1,731)	--
Acquisition of short-term investment	(204,015)	--
Loan repaid by a third party	--	--
Net cash (used in) / provided by investing activities	(205,746)	--

Cash flow from financing activities
Principal paid on long-term loans	(6,884)	(9,248)

	(6,884)	(9,248)

Other comprehensive income	(58,782)	--

Net change in cash	2,229,690	19,839

Cash, beginning of year	3,554,547	550,948

Cash, end of year	$5,784,237	$570,787

Supplemental disclosure of cash flow information:
Cash paid for income taxes	--	--
Cash paid for interest	$3,000	$3,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2007, the Company did not have any cash equivalents.

(d) Short-term Investment

The Company classifies its short-term investment as held-to-maturity debt securities and is measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

(e) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of March 31, 2007.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2007, no impairment loss has been recognized.

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

(j) Foreign Currency Transactions

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated, balance sheet accounts are translated into U.S. dollars at the balance sheet date, and exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(k) Fair Value of Financial Instruments

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

(l) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

(m) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

(n) Profit Appropriation

In accordance with PRC regulations, the Company is required to make appropriations to the statutory surplus reserve and statutory public welfare fund, based on after-tax net income determined in accordance with PRC GAAP. They are non-distributable other than in liquidation.

Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. The profit appropriations made to the statutory surplus reserve fund for the periods ended March 31, 2007 and 2006 amounted to approximately $72,000 and $135,000 respectively.

Appropriations to the statutory public welfare fund are made on the same basis as statutory surplus fund, at 5% and are generally optional at the discretion of the Board of Directors. The profit appropriations made to the statutory public welfare fund for each of the periods ended March 31, 2007 and 2006 amounted to approximately $36,000 and $67,000, respectively.

(o) Stock-Based Compensation

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

(p) Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured

(q) New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

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

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

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

3. Income Taxes

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

Pursuant to the relevant laws and regulations in the PRC, the Company‘s subsidiary, Shenzhen Seathan, is entitled to an exemption from PRC income tax starting from its first two profitable year to December 31, 2008. Shenzhen Seathan is then entitled to a 50% exemption from January 1, 2009 onwards.

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

4. Variable Interest Entities

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

FIN 46 requires a VIE to be consolidated by the party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) that will absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no other variable interests absorb a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

General

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward looking statements are reasonable, the forward looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

Overview

We are a consumer electronics company, with a particular focus on the design, development and manufacture of competitively-priced liquid crystal display (LCD) products, including high-definition TVs (HDTV) and computer monitors. Our manufacturing plant is located in the Changxin High and New Technology Industrial Garden in Shenzhen, China. For several years we have been involved in the research and development of consumer electronics products and technologies such as LCD, plasma displays, and household electronics.

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

While our significant accounting policies are more fully described in Note 2 to our unaudited financial statements appearing at the beginning of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of March 31, 2007.

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

Impairment of Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2007, no impairment loss has been recognized.

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

Translation gains and losses were not material for the period ended March 31, 2007, and is included in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Results of Operations - Three Months ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

Sales. During the first quarter of 2007, sales increased from $2.27 million to $2.43 million, representing an increase of 6.84% compared to the first quarter of 2006. The increase in sales was primarily attributable to increased sales of LCD and plasma monitors made through the Company’s subsidiary, Shenzhen Seathan.

Cost of Sales. Cost of sales increased from $0.61 million to $1.64 million in the first quarter of 2007 as compared to the same period in 2006. Cost of sales as a percentage of net sales, increased from 27.02% in the first quarter of 2006 to 67.40% in the first quarter of 2007. The substantial increase in cost of sales is associated with our increase in sales of LCD and plasma monitors. The increase in cost of sales as a percentage of net sales is attributable to higher costs of purchase from the Company’s suppliers that are associated with increased prices for the components required for our products.

Operating Expenses. Total operating expenses increased 19.24% to $0.51 million in the first quarter of 2007, from $0.43 million in the first quarter of 2006. The increase resulted in part from the selling expenses of $0.04 million (compared with 2006: nil) for the hiring and training of our sales team at the Company’s subsidiary in Shenzhen. Additionally, general and administrative expenses increased 10.38% to $0.47 million in the first quarter of 2007, from $0.43 million in the first quarter of 2006. The increase was primarily due to increase in operating costs associated with the Company’s subsidiary in Shenzhen and the increased costs associated with being a public company.

Non-Operating Income. Non-operating income mainly represented the rental income and short term investment interest for the three months ended March 31, 2007. Total non-operating income decreased from $0.12 million in the first quarter of 2006 to $0.11 million in the first quarter of 2007.

Net (Loss) /Profit. We recorded a net profit of $0.39 million in the first quarter of 2007, or basic and diluted profit of $0.0059 per share, based on 66,693,834 common shares, as compared to net profit of $1.35 million in the same period of 2006, or basic and diluted profit of $0.015 per share, based on 9,000,000 common shares. The decrease in net profit is primarily the result of the significant increase in our cost of goods as well as the increase in operating expenses.

Liquidity and Capital Resources

Cash Flows. We have funded our operations through the first quarter of 2007 primarily through net cash flows provided by operations. Net cash flow provided by operations was $2.5 million in the first quarter of 2007 as compared to $0.03 million in the first quarter of 2006. Uses of cash were primarily to fund the changes in working capital. Amount of net cash flow used in investing activities was $0 for the first quarter of 2006 as compared to $0.21 million for the first quarter of 2007 used in investing activities. Uses of cash flow for investing activities include capital expenditures for property and equipment and purchase of short-term investments. For the first three months of 2007, net cash flow used in financing activities was approximately $0.007 million, and approximately $0.009 million during the same period of 2006.

Contractual Obligations and Off-Balance Sheet Arrangements. We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

The following table summarizes our contractual obligations as of March 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

	(in thousands)
Contractual Obligations:

Total Indebtedness	1,579	1,579	--	--	--
Capital Lease Obligations	--	--	--	--	--
Operating Leases	262	43	129	90	--

Total Contractual Obligations:	1,841	1,622	129	90	--

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

To support our operations, we will be required to attain and maintain profitability through a combination of increased revenue or lower expenses or to raise additional funds. There can be no assurance that we will be able to maintain our profitability or to raise additional funds on satisfactory terms. We had approximately $5.8 million in cash at March 31, 2007.

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

We may need to raise additional capital in the future to:

s	effectively pursue our sales and marketing strategy;
s	fund our research and development programs to develop new products;
s	hire quality engineering talent;
s	finance acquisitions; or
s	expand our manufacturing capacity.

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

Our revenue depends on our sales through various national consumer electronics retailers in China, such as Xi’an Yusheng Electrical Products Co., Ltd, Shenzhen Kelanbo International Trade Co., Ltd., Ji Sen Enterprise Co., Ltd, and Qianteng Enterprise Co., Ltd. These sales channels involve a number of special risks, including the following:

s	our ability to secure and maintain favorable relationships with retailers and distributors;
s	our lack of control over the timing of delivery of our products to end-users;
s	our retailers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;
s	our retailers and distributors may terminate their relationships with us at any time; and
s	our retailers and distributors market and distribute competing products.

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

We purchase components for our products from principally mainland Chinese suppliers, and often we rely upon a sole supplier for certain types of parts or components. The loss of our relationship with a sole supplier, or the supplier’s inability to furnish parts to us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue and revenue potential would harm our business.

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

We operate in a rapidly evolving industry. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. As a result, we will be required to expend substantial funds for and commit significant resources to the following:
s	designing and developing new products and product enhancements that appeal to consumers;
s	meeting the expectations of our retail and OEM customers in terms of product design, features, product price, performance, and service;
s	expanding our manufacturing capabilities;
s	continuing research and development activities on existing and potential products;
s	engaging additional engineering and other technical personnel;
s	purchasing advanced design, production, and test equipment; and
s	maintaining and enhancing our technological capabilities.

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

Our future operating results will depend to a significant extent on our ability to provide new products that compare favorably on the basis of time to introduction, cost, and performance with the products of competitive suppliers and evolving technologies. Our success in attracting new customers and developing new business depends on various factors, including the following:

s	innovative development of new products;
s	efficient, timely, and cost-effective manufacture of our products;
s	the acceptance of our technology;
s	utilization of advances in technology; and
s	development and maintenance of a successful aftermarket service and support program.

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

s	intellectual property laws may not protect our intellectual property rights;
s	third parties may challenge, invalidate, or circumvent any patents issued to us;
s	rights granted under patents issued to us may not provide competitive advantages to us;
s	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;
s	others may independently develop similar technology or design around any patents issued to us; and
s	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which we operate.

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

We are exposed to certain risks relating to the fact that our operations are in China, and we seek to sell our products internationally, and purchase from suppliers based in other countries. Purchasing supplies and selling products internationally expose us to various economic, political, and other risks, including the following:

s	the burdens and costs of compliance with local laws and regulatory requirements as well as changes in those laws and requirements;
s	imposition of governmental controls, including trade and employment restrictions and restrictions on currency conversion or the transfer of funds;
s	transportation delays or interruptions and other effects of less developed infrastructures;
s	fluctuations in foreign currency exchange rates and difficulties in hedging foreign currency transaction exposures;
s
economic instability, such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for consumer electronic products or which could make our products more expensive in those countries;

s	overlap of tax issues;
s	tariffs and duties;
s	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;
s	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
s	seasonal reductions in business activity in the summer months in Asia and in other periods in other countries;
s	costs and delays associated with developing our products in multiple languages; and
s	political unrest, war, or terrorism in areas in which we do business.

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

In addition to the variability resulting from the short-term nature of the commitments of our customers, other factors may contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

s	effectiveness in managing manufacturing processes;
s	changes in cost and availability of labor and components;
s	the timing and volume of orders relative to our capacity;
s	market acceptance of our products;
s	product introductions or enhancements by us and our competitors;
s	evolution in the life cycles of products;
s	timing of expenditures in anticipation of future orders;
s	product mix;
s	pricing and availability of competitive products;
s	changes or anticipated changes in economic conditions;
s	the cancellation or deferral of product purchases as a result of weak or uncertain economic and industry conditions or the anticipation of new products or product updates by us or our competitors;
s	changes in the competitive landscape due to mergers, acquisitions, or strategic alliances that could allow our competitors to gain market share;
s	the unpredictability of the timing and magnitude of our sales through direct sales channels and indirect sales channels;
s	the seasonal nature of our sales;
s	changes in our pricing and distribution terms or those of our competitors; and
s	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

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

Our dependence on the success of the products of our OEM customers exposes us to a variety of risks, including the following:

s	our ability to supply products for customers on a timely and cost-effective basis;
s	our success in maintaining customer satisfaction with our products;
s	our ability to match our manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;
s	customer order patterns, changes in order mix, and the level and timing of orders placed by customers that we can complete in a quarter; and
s	the cyclical nature of the industries and markets that we serve.

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

The failure to manage our growth effectively could adversely affect our operations. Our ability to manage our planned growth effectively will require us to:

s	enhance our operational, financial, and management systems;
s	expand our facilities and equipment; and
s	successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate our production facility in Shenzhen.

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

We expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

s	seasonality of the business;
s	price competition from other manufacturers;
s	general price increases by suppliers and manufacturers;
s	our ability to maintain and expand our distribution relationships;
s	increases in the cost of advertising;
s	unexpected increases in shipping costs or delivery times;
s	our ability to build and maintain customer loyalty;
s	the introduction of new services, products and strategic alliances by us and our competitors;
s	the success of our brand-building and marketing campaigns;
s	government regulations, changes in tariffs, duties, and taxes;
s	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
s	general economic conditions as well as economic conditions specific to our sector.

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

We began selling our LCD products in 2006, and accordingly, it is still difficult for us to estimate or calculate our historical rate of product returns, and the impact of those returns on our financial results. We currently make allowances for product returns in our financial statements based on an industry average. However, there can be no assurance that our actual rate of product returns will be lower than the industry average. If our rate of product returns in the future turns out to be higher than expected, this could negatively affect our business, and would harm our financial results.

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

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

On January 25, 2007, the Board and the majority holders of our common stock consented in writing to an amendment to our Articles of Incorporation to change our corporate name (“Name Change”) from Argenta Systems, Inc. to our current name, Shiming U.S., Inc. We announced the approval of these amendments and its details in a Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 26, 2007. The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to effect the Name Change was filed with Nevada’s Secretary of State on February 26, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIMING U.S., INC. (Registrant)

Date: May 15, 2007	By:	/s/ Shiming Wang
Shiming Wang
Chief Executive Officer

Date: May 15, 2007	By:	/s/ Chun’an Liu
Chun’an Liu
Chief Financial Officer