Form 10QSB
period 2007-06-30
Shiming U.S., Inc.
filed 2007-08-14
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to __ ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2007, the issuer had 66,693,834 shares of common stock, $.001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and equivalents	$4,021,584	$3,554,547
Accounts receivable	6,799,684	3,154,764
Prepaid expenses, deposits and other receivables - Third parties	360,815	528,098
Short-term investment	13,268,673	12,741,447
Total current assets	24,450,756	19,978,856

Property, plant and equipment, net	2,299,365	2,750,346
Intangilble assets, net	5,444,723	5,393,306
Total assets	32,194,844	28,122,508

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,978,498	141,134
Short-term loans	39,422	38,580
Due to related parties	566,298	538,981
Total current liabilities	2,584,218	718,695

Long-term loans	137,976	154,320
Total liabilities	2,722,194	873,015

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 175,000,000 shares authorized; 66,693,834 shares issued and outstanding	66,694	66,694
Additional paid-in capital	22,463,630	22,463,630
Donated capital	203,600	203,600
Statutory surplus reserve fund	2,318,996	1,950,538
Retained earnings	2,842,839	1,532,574
Accumulated other comprehensive income	1,576,891	1,032,457
Total stockholders' equity	29,472,650	27,249,493

Total liabilities and stockholders' equity	$32,194,844	$28,122,508

(The accompanying notes are integral part of this statement)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues, net	$2,908,095	$1,068,074	$5,337,886	$3,342,219

Cost of revenues	2,216,915	91,966	3,854,648	706,447

Gross profit	691,180	976,108	1,483,238	2,635,772

Expenses
Selling	22,920	17,288	60,614	17,288
General and administrative	424,935	522,341	894,797	948,018

Total operating expenses	447,855	539,629	955,411	965,306

Income from operations	243,325	436,479	527,827	1,670,466

Other income (expense)
Other income	997,111	134,158	1,108,456	251,178
Interest expense	(3,110)	(2,886)	(6,110)	(5,771)

Total other income (expense)	994,001	131,272	1,102,346	245,407

Income from operations before minority interests	1,237,326	567,751	1,630,173	1,915,873

Minority interests	—	(235,294)	—	(235,294)

Income before income tax	1,237,326	332,457	1,630,173	1,680,579

Income tax	—	—	—	—

Net income	$1,237,326	$332,457	$1,630,173	$1,680,579

Earnings per share	$0.0186	$0.0029	$0.0244	$0.0145

Weighted average common shares outstanding	66,693,834	116,000,000	66,693,834	116,000,000

(The accompanying notes are integral part of this statement)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,630,173	$1,680,579

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579,031	719,220
Minority interest	—	413,478
Changes in assets and liabilities:
Accounts receivable	(3,644,920)	(3,112,820)
Advances from related party	27,314	788,803
Prepaid expenses	167,283	(377,131)
Accounts payable and accruals	1,624,819	6,290
Repayment to related parties	212,549	(134,972)
Received in advance	—	9,150
Deferred revenues	—	(26,408)
Net cash provided by operating activities	596,249	(33,811)

Cash flow from investing activities
Purchase of property and equipment	(1,774)	(16,167)
Acquisition of short-term investment	(527,226)	—
Loan repaid by a third party	—	—
Net cash (used in) / provided by investing activities	(529,000)	(16,167)

Cash flow from financing activities
Principal paid on long-term loans	(19,711)	(18,496)

	(19,711)	(18,496)

Other comprehensive income	419,499	—

Net change in cash	467,037	(68,474)

Cash, beginning of year	3,554,547	550,948

Cash, end of year	$4,021,584	$482,474

Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	$6,110	$5,771

(The accompanying notes are integral part of this statement)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2007, the Company did not have any cash equivalents.

(d) Short-term Investment

The Company classifies its short-term investment as held-to-maturity debt securities and is measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

(e) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of June 30, 2007.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of June 30, 2007, no impairment loss has been recognized.

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

(j) Foreign Currency Transactions

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated, balance sheet accounts are translated into U.S. dollars at the balance sheet date exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. The profit appropriations made to the statutory surplus reserve fund for the periods ended June 30, 2007 and 2006 amounted to approximately $213,272 and $191,587 respectively.

Appropriations to the statutory public welfare fund are made on the same basis as statutory surplus fund, at 5% and are generally optional at the discretion of the Board of Directors. The profit appropriations made to the statutory public welfare fund for each of the periods ended June 30, 2007 and 2006 amounted to approximately $106,636 and $95,794, respectively.

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

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

•	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

•
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

•
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

Allowance for Doubtful Accounts. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of June 30, 2007.

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

Impairment of Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of June 30, 2007, no impairment loss has been recognized.

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

Foreign Currency Transactions. The Company maintains its books and records in Renminbi (“RMB”), the currency of the PRC. The RMB is the Company’s functional currency, as the Company’s business activities are located in the PRC and denominated in RMB.

The translation of the financial statements of subsidiaries whose functional currencies are other than RMB into RMB is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as accumulated other comprehensive loss.

Transactions in currencies other than functional currencies during the year are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are included in the statement of operations.

The RMB is not readily convertible into US$ or other foreign currencies. Translation of amounts from RMB into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2007 of US$1.00 = Rmb7.61. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate or at any other rate.

Translation gains and losses were not material for the period ended June 30, 2007, and is included in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Results of Operations – Three Months ended June 30, 2007 as Compared to Three Months Ended June 30, 2006

Sales. During the second quarter of 2007, sales increased from $1.07 million to $2.91 million, representing an increase of 63.3% compared to the second quarter of 2006. The increase in sales was primarily attributable to increased sales of LCD and plasma monitors made through the Company’s subsidiary, Shenzhen Seathan.

Cost of Sales. Cost of sales increased from $0.92 million to $2.22 million in the second quarter of 2007 as compared to the same period in 2006. Cost of sales as a percentage of net sales, increased from 8.61% in the second quarter of 2006 to 76.23% in the second quarter of 2007. The substantial increase in cost of sales is associated with our increase in sales of LCD and plasma monitors. The increase in cost of sales as a percentage of net sales is attributable to higher costs of purchase from the Company’s suppliers that are associated with increased prices for the components required for our products.

Operating Expenses. Total operating expenses decreased 17% to $0.45 million in the second quarter of 2007, from $0.54 million in the second quarter of 2006. The decrease was primarily due to decrease in operating costs associated with our Shenzhen subsidiary. While our selling expenses increased from $0.17 million in the second quarter of 2006 to $0.23 million in the same period in 2007 for the hiring and training of our sales team at our Shenzhen subsidiary, this increase was offset by the decrease in general and administrative expenses of $0.42million in the second quarter of 2007, from $0.52million in the second quarter of 2006

Non-Operating Income. Non-operating income mainly represented the rental income, short term investment interest, and income from mobile transmitter services for the three months ended June 30, 2007. Total non-operating income increased from $0.13 million in the second quarter of 2006 to $1.00 million in the second quarter of 2007.

Net (Loss) /Profit. We recorded a net profit of $1.20 million in the second quarter of 2007, or basic and diluted profit of $0.02 per share, based on 66,693,834 common shares, as compared to net profit of $0.33 million in the same period of 2006, or basic and diluted profit of $0.003 per share, based on 116,000,000 common shares. The increase in net profit is primarily the result of the significant increase in our sales of goods as well as the decrease in operating expenses.

Results of Operations – Six Months ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

Sales. During the six months ended June 30, 2007, sales increased from $3.34 million to $5.34 million, representing an increase of 59.7% compared to the same period in 2006. The increase in sales was primarily attributable to increased sales of LCD and plasma monitors made through the Company’s subsidiary, Shenzhen Seathan.

Cost of Sales. Cost of sales increased from $0.71 million to $3.85 million during the six months ended June 30, 2007 as compared to the same period in 2006. Cost of sales as a percentage of net sales, increased from 21.1% in the second quarter of 2006 to 72.2% in the second quarter of 2007. The substantial increase in cost of sales is associated with our increase in sales of LCD and plasma monitors. The increase in cost of sales as a percentage of net sales is attributable to higher costs of purchase from the Company’s suppliers that are associated with increased prices for the components required for our products.

Operating Expenses. Total operating expenses slightly decreased 1.0% to $0.96 million during the six months ended June 30, 2007, from $0.97 million during the same period in 2006. The decrease was primarily due to decrease in operating costs associated with our Shenzhen subsidiary. While our selling expenses increased for the six months ended June 30, 2007, from $0.02 million to $0.04 million, for the hiring and training of our sales team at our Shenzhen subsidiary, this increase was offset by the decrease in general and administrative expenses of $0.05 million during the 6 month period ended June 30, 2007, from $0.95 million in the same period in 2006.

Non-Operating Income. Non-operating income mainly represented the rental income, short term investment interest, and income from mobile transmitter services for the six months ended June 30, 2007. Total non-operating income increased from $0.25 million during the six months ended June 30, 2006 to $1.11 million during the same period of 2007.

Net (Loss) /Profit. We recorded a net profit of $1.63 million for the six months ended June 30, 2007, or basic and diluted profit of $0.02 per share, based on 66,693,834 common shares, as compared to net profit of $1.68 million in the same period of 2006, or basic and diluted profit of $0.01 per share, based on 116,000,000 common shares. The decrease in net profit is primarily the result of the significant increase in our cost of goods for the LCD and plasma monitors.

Liquidity and Capital Resources

Cash Flows. We have funded our operations through the six months ended June 30, 2007 primarily through net cash flows provided by operations. Net cash flow provided by operations was $0.60 million for the six months ended June 30, 2007 as compared to net cash used in operations of $0.03 million in the same period of 2006. Uses of cash were primarily to fund the changes in working capital. Amount of net cash flow used in investing activities was $0.02 million for the six month period ended June 30, 2006 as compared to $0.53 million used in investing activities for the same period of 2007. Uses of cash flow for investing activities include capital expenditures for property and equipment and purchase of short-term investments. For the six months ended June 30, 2007, net cash flow used in financing activities was approximately $0.02 million, and approximately $0.02 million during the same period of 2006.

Contractual Obligations and Off-Balance Sheet Arrangements. We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

The following table summarizes our contractual obligations as of June 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

	(in thousands)
Contractual Obligations:

Total Indebtedness	1,639.00	1,639.00	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	0.09	0.03	0.06	-	-

Total Contractual Obligations:	1,639.09	1,639.03	0.06	-	-

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

To support our operations, we will be required to attain and maintain profitability through a combination of increased revenue or lower expenses or to raise additional funds. There can be no assurance that we will be able to maintain our profitability or to raise additional funds on satisfactory terms. We had approximately $5.8 million in cash at June 30, 2007.

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

During the fiscal quarter to which this report relates, there were no changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

 None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.    Defaults upon Senior Securities.

 None.

Item 4.    Submission of Matters to a Vote of Securities Holders.

 None.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIMING U.S., INC. (Registrant)

Date: August 14, 2007	By:	/s/ Shiming Wang
Shiming Wang
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Chun’an Liu
Chun’an Liu
Chief Financial Officer