Form 10QSB
period 2007-09-30
Shiming U.S., Inc.
filed 2007-11-19
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2007, the issuer had 66,666,834 shares of common stock, $.001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Shiming U.S., Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Current assets
Cash and equivalents	$6,977,115	$3,554,547
Accounts receivable	13,476,217	3,154,764
Prepaid expenses, deposits and other receivables - Third parties	2,813,010	528,098
Short-term investment	410,218	12,741,447
Total current assets	23,676,560	19,978,856

Property, plant and equipment, net	4,316,135	2,750,346
Intangilble assets, net	5,496,237	5,393,306
Total assets	33,488,932	28,122,508

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	2,037,269	141,134
Short-term loans	40,038	38,580
Due to related parties	741,814	538,981
Total current liabilities	2,819,121	718,695

Long-term loans	130,125	154,320
Total liabilities	2,949,246	873,015

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 175,000,000 shares authorized; 66,693,834 shares issued and outstanding	66,694	66,694
Additional paid-in capital	15,748,903	15,748,903
Statutory surplus reserve fund	2,431,469	1,950,538
Retained earnings	10,776,581	8,450,901
Accumulated other comprehensive income	1,516,039	1,032,457
Total stockholders' equity	30,539,686	27,249,493

Total liabilities and stockholders' equity	$33,488,932	$28,122,508

See accompanying notes to consolidated financial statements

Shiming U.S., Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues, net	$2,896,504	$1,068,074	$8,234,390	$4,929,889

Cost of revenues	1,804,783	91,966	5,659,431	777,228

Gross profit	1,091,721	976,108	2,574,959	4,152,661

Expenses
Selling	7,670	17,288	68,284	31,215
General and administrative	405,854	522,341	1,300,651	1,448,188

Total operating expenses	413,524	539,629	1,368,935	1,479,403

Income from operations	678,197	436,479	1,206,024	2,673,258

Other income (expense)
Other income	20,529	134,158	1,128,985	360,879
Interest expense	(3,219)	(2,886)	(9,329)	(8,656)

Total other income (expense)	17,310	131,272	1,119,656	352,223

Income from operations before minority interests	695,507	567,751	2,325,680	3,025,481

Minority interests	—	(235,294)	—	(615,412)

Income before income tax	695,507	332,457	2,325,680	2,410,069

Income tax	—	—	—	—

Net income	$695,507	$332,457	$2,325,680	$2,410,069

Earnings per share	$0.0104	$0.0029	$0.0349	$0.0208

Weighted average common shares outstanding	66,693,834	116,000,000	66,693,834	116,000,000

See accompanying notes to consolidated financial statements

Shiming, U.S., Inc. and Subsidiaries
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$2,325,680	$2,410,069

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	882,061	1,079,607
Minority interest	—	975,412
Changes in assets and liabilities:
Accounts receivable	341,754	(4,408,549)
Advances from related party	202,830	599,229
Prepaid expenses	117,880	(289,034)
Accounts payable and accruals	1,896,137	(125,853)
Repayment to related parties	—	168,600
Received in advance	—	12,233
Deferred revenues	—	(26,408)
Net cash provided by operating activities	5,766,342	395,306

Cash flow from investing activities
Purchase of property and equipment	(2,242,928)	(16,167)
Acquisition of short-term investment	(734,770)	(187,192)
Loan repaid by a third party	—	—
Net cash (used in) / provided by investing activities	(2,977,698)	(203,359)

Cash flow from financing activities
Principal paid on long-term loans	(30,029)	(27,744)
Increase in due from group companies	—	(570,780)

	(30,029)	(598,524)

Other comprehensive income	663,953	—

Net change in cash	3,422,568	(406,577)

Cash, beginning of year	3,554,547	550,948

Cash, end of year	$6,977,115	$144,371

Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	$9,329	$8,656

See accompanying notes to financial statements

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

On November 10, 2006, the Company completed a share exchange transaction whereby Argenta System, Inc. (Argenta) acquired Shiming (Cayman) Ltd. (the “Operating Company”) by issuing 57,666,834 shares of its common stock to the Operating Company shareholders and consultants, and in exchange, the Operating Company shareholders assigned 100% of the outstanding common stock of the Operating Company to Argenta Systems, Inc. As a result of the transactions under the Exchange Agreement, Argenta, acquired the business and operations of the Operating Company, and as a result the principal business activities now consist of the business of the Operating Company, and the Operating Company shareholders now hold approximately 83.5% of the issued and outstanding stock of Argenta. The transaction was accounted for as a reverse merger recapitalization in which Argenta is the acquiring entity for legal purposes and the Operating Company is the surviving entity for operating purposes. On March 5, 2007, the Company changed its name to Shiming, U.S., Inc.

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

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

(e) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of September 30, 2007.

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

The estimated useful lives are as follows:

Years

Buildings and leasehold improvements	5 – 44
Fixtures and equipment	5
Motor Vehicles	5
Computer equipment	3

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

(g) Intangible Assets

Intangible assets consist of land use right and is amortized using the straight-line method over their estimated useful life of 44 years.

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of September 30, 2007, no impairment loss has been recognized.

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

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. The profit appropriations made to the statutory surplus reserve fund for the periods ended September 30, 2007 and 2006 amounted to approximately $320,621 and $302,548 respectively.

Appropriations to the statutory public welfare fund are made on the same basis as statutory surplus fund, at 5% and are generally optional at the discretion of the Board of Directors. The profit appropriations made to the statutory public welfare fund for each of the periods ended September 30, 2007 and 2006 amounted to approximately $160,310 and $151,274, respectively.

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

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

SHIMING, U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

General

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward looking statements are reasonable, the forward looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward looking statements made by us are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

Recent Developments

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

Allowance for Doubtful Accounts. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of September 30, 2007.

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

Impairment of Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of September 30, 2007, no impairment loss has been recognized.

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

The RMB is not readily convertible into US$ or other foreign currencies. Translation of amounts from RMB into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2007 of US$1.00 = Rmb7.61. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate or at any other rate.

Translation gains and losses were not material for the period ended September 30, 2007, and is included in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Results of Operations - Three Months ended September 30, 2007 as Compared to Three Months Ended September 30, 2006

Sales. During the third quarter of 2007, sales increased from $1.1 million to $2.9 million, representing an increase of 171% compared to the third quarter of 2006. The increase in sales was primarily attributable to increased sales of LCD and plasma monitors made through the Company’s subsidiary, Shenzhen Seathan in the third quarter of 2007.

Cost of Sales. Cost of sales increased from $0.09 million to $1.8 million in the third quarter of 2007 as compared to the same period in 2006. Cost of sales as a percentage of net sales, increased from 8.6% in the third quarter of 2006 to 62.3% in the third quarter of 2007. The substantial increase in cost of sales is associated with our increase in sales of LCD and plasma monitors. The increase in cost of sales as a percentage of net sales is attributable to higher costs of purchase from the Company’s suppliers that are associated with increased prices for the components required for our products.

Operating Expenses. Total operating expenses decreased 23.4% to $0.4 million in the third quarter of 2007, from $0.5 million in the third quarter of 2006. The decrease was primarily due to a decrease in operating costs associated with our Shenzhen subsidiary. While our selling expenses decreased from $0.02 million in the third quarter of 2006 to $0.008 million in the same period in 2007 because we reduced our sales exhibition activities, there was a decrease in general and administrative expenses of $0.4 million in the third quarter of 2007, from $0.5 in the third quarter of 2006 due to strengthened cost controls.

Non-Operating Income. Non-operating income mainly represented the rental income, short term investment interest, and income from mobile transmitter services for the three months ended September 30, 2007. Total non-operating income decreased from $0.1 million in the third quarter of 2006 to $0.02 million in the third quarter of 2007.

Net (Loss) /Profit. We recorded a net profit of $0.7 million in the third quarter of 2007, or basic and diluted profit of $0.0104 per share, based on 66,693,834 common shares, as compared to net profit of $0.3 million in the same period of 2006, or basic and diluted loss of $0.0029 per share, based on 116,000,000 common shares. The increase in net profit is primarily the result of the significant increase in our sales of goods as well as the decrease in operating expenses.

Results of Operations – Nine Months ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

Sales. During the nine months ended September 30, 2007, sales increased from $4.9 million to $8.2 million, representing an increase of 67% compared to the same period in 2006. The increase in sales was primarily attributable to increased sales of LCD and plasma monitors made through the Company’s subsidiary, Shenzhen Seathan.

Cost of Sales. Cost of sales increased from $0.8 million to $5.7 million during the nine months ended September 30, 2007 as compared to the same period in 2006. Cost of sales as a percentage of net sales increased from 15.7% for the nine months ended September 30, 2006 to 68.7% for the same period in 2007. The substantial increase in cost of sales is associated with our increase in sales of LCD and plasma monitors. The increase in cost of sales as a percentage of net sales is attributable to higher costs of purchase from the Company’s suppliers that are associated with increased prices for the components required for our products.

Operating Expenses. Total operating expenses decreased 7.6% to $1.4 million during the nine months ended September 30, 2007, from $1.5 million during the same period in 2006. The decrease was primarily due to a decrease in operating costs associated with our Shenzhen subsidiary. While our selling expenses increased from $0.03 million for the nine months ended September 30, 2006 to $0.07 million for the same period in 2007 due to costs for the hiring and training of our sales team at our Shenzhen subsidiary and sales exhibition costs in the first two quarters of 2007, it was partly offset by the decrease in general and administrative expenses of $1.3 million during the 9 month period ended September 30, 2007, from $1.4 million in the same period in 2006.

Non-Operating Income. Non-operating income mainly represented the rental income, short term investment interest, and income from mobile transmitter services for the nine months ended September 30, 2007. Total non-operating income increased from $0.4 million during the nine months ended September 30, 2006 to $1.1 million during the same period of 2007.

Net (Loss) /Profit. We recorded a net profit of $2.3 million for the nine months ended September 30, 2007, or basic and diluted profit of $0.0349 per share, based on 66,693,834 common shares, as compared to net profit of $2.4 million in the same period of 2006, or basic and increase diluted loss of $0.0208 per share, based on 116,000,000 common shares. The decrease in net profit is primarily the result of the significant increase in our cost of goods for the LCD and plasma monitors.

Liquidity and Capital Resources

Cash Flows. We have funded our operations through the nine months ended September 30, 2007 primarily through net cash flows provided by operations. Net cash flow provided by operations was $5.8 million for the nine months ended September 30, 2007 as compared to net cash provided by operations of $0.4 million in the same period of 2006. Uses of cash were primarily to fund the changes in working capital. Amount of net cash flow used in investing activities was $0.2 million for the nine month period ended September 30, 2006 as compared to $3 million used in investing activities for the same period of 2007. Uses of cash flow for investing activities include capital expenditures for property and equipment and purchase of short-term investments. For the nine months ended September 30, 2007, net cash flow used in financing activities was approximately $0.03 million, and approximately $0.6 million during the same period of 2006. Uses of cash flow for financing activities included the repayment of a long term loan.

Contractual Obligations and Off-Balance Sheet Arrangements. We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

The following table summarizes our contractual obligations as of September 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands)
Contractual Obligations:

Total Indebtedness	1,748	1,748	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	0.09	0.03	0.06	-	-

Total Contractual Obligations:	1,784.09	1,748.03	0.06	-	-

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

To support our operations, we will be required to attain and maintain profitability through a combination of increased revenue or lower expenses or to raise additional funds. There can be no assurance that we will be able to maintain our profitability or to raise additional funds on satisfactory terms. We had approximately $6.9 million in cash at September 30, 2007.

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

SHIMING U.S., INC. (Registrant)

Date: November 16, 2007	/s/ Shiming Wang
Shiming Wang Chief Executive Officer

Date: November 16, 2007	/s/ Chun’an Liu
Chun’an Liu Chief Financial Officer