Form 10KSB/A
period 2006-12-31
Shiming U.S., Inc.
filed 2008-03-26
CIK 1091294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE
This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 ("Form 10-KSB/A") is filed to: (i) revise disclosures in Item 1 and Note 13 to our financial statements regarding the number of shares that we issued to acquire Shiming (Cayman), Ltd.; (ii) revise disclosure in Item 6 to correct a misstatement concerning the types of business activities that we engage in; (iii) revise our consolidated balance sheet for the fiscal year ended December 31, 2006 to properly represent the stockholders’ equity components in the reverse merger with Shiming (Cayman), Ltd. and the resulting recapitalization; (iv) revise our consolidated statement of operations for the fiscal year ended December 31, 2006 and 2005 to properly represent the outstanding shares as retroactively stated upon the reverse merger with Shiming (Cayman), Ltd. and the resulting capitalization; (v) revise the our consolidated statements of cash flows at December 31, 2006 and 2005 to reclassify short-term investments as a component of investing activities rather than as a component of financing activities; (vi) revise our consolidated statement of operations and the consolidated statement of cash flows for the fiscal ended December 31, 2005, and add to our disclosure to Note 14 to our financial statements, to reflect the discontinued operations of our broadband business during 2005; (vii) revise our disclosure to Item 6 comparing our results of operations and cash flows for fiscal years 2006 and 2005 to reflect the discontinuation of our broadband service business, and to add disclosure regarding the circumstances surrounding an intangible asset write-off during fiscal year ended December 31, 2005 in connection therewith; (viii) revise our consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2006 to properly reflect our reverse merger with Shiming (Cayman), Ltd., and revise and add disclosures to Item 1 and Note 13 to our financial statements regarding the material terms of the reverse merger transaction; (ix) add disclosure to Note 2(j) to our financial statements regarding our policies for revenue recognition and to describe our customary terms of sales, performance obligations, significant assumptions, how net revenue amounts are calculated, and our policies concerning returns, discount rebates and sales incentives; (x) revise Note 2(q) to our financial statements to add disclosure regarding our inventory policy; and (xi) add Note 15 to our financial statements explaining the restatement described in items (iii), (iv), (v), (vi) and (viii) above.

This Form 10-KSB/A includes all of the information contained in the original report on Form 10-KSB, and we have made no attempt in this Form 10-KSB/A to modify or update the disclosures presented in the original report, except as identified below. The disclosures in this Form 10-KSB/A continue to speak as of the date of the original report, and do not reflect events occurring after the filing of the original report unless expressly noted otherwise. Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments to those filings. The filing of this Form 10-KSB/A shall not be deemed an admission that the original report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

On the Closing Date of the Exchange Agreement, we acquired Shiming Cayman by issuing 57,666,834 shares of our common stock (the “Argenta Shares”) to the Shiming Cayman Shareholders and consultants, and in exchange, the Shiming Cayman Shareholders assigned 100% of the outstanding common stock of Shiming Cayman to Argenta. From and after the Closing Date, the Company’s primary operations consist of the operations of the business of Shiming Cayman. The Share Exchange Transaction was accounted for as a reverse merger (recapitalization) with Shiming Cayman deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of Shiming Cayman as adjusted to give effect to any difference in the par value of ours and Shiming Cayman’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Shiming Cayman, the accounting acquirer, have been carried over in the recapitalization. Upon the Closing of the Exchange Transaction, we became a Chinese consumer electronics company that designs, develops and manufactures competitively-priced LCD products, including HDTV and computer monitors.

Shiming Cayman owns 100% of Shiming (Xi’an) Enterprise Management & Consulting Co., Ltd. (“Shiming Management”), which is a wholly foreign owned enterprise under the laws of the Peoples’ Republic of China (“PRC”). Shiming Management operates, controls and beneficially owns the LCD business of Shiming Technology Science & Technology Joint Stock Co., Ltd. (“Shiming Technology”), a PRC joint stock limited liability company, in China through a series of contractual arrangements. Shiming Technology owns 100% of Shenzhen Seathan Technology Co., Ltd. (“Seathan Technology”), which designs and produces LCD products. The contractual arrangements include a Consulting Agreement and an Operating Agreement, pursuant to which Shiming Management has the right to advise, consult, manage and operate Shiming Technology, and collect and own all of its net profits. In addition, Shiming Management, Shiming Technology and the Shiming Technology shareholders have entered into a series of agreements under which voting control over the outstanding shares of Shiming Technology will be vested in Shiming Management and the board of directors of the Shiming Management, including a Proxy and Voting Agreement (“Proxy Agreement”) and a Voting Trust and Escrow Agreement (“Voting Trust and Escrow Agreement”). In order to further reinforce the rights of Shiming Management to control and operate Shiming Technology, Shiming Technology and the Shiming Technology shareholders have granted Shiming Management the exclusive right and option to acquire all of the shares of Shiming Technology, or alternatively, all of the assets of Shiming Technology (“Option Agreement”). Further, the Shiming Technology shareholders have pledged all right title and interest in their shares of Shiming Technology to Shiming Management under an equity pledge agreement (the “Equity Pledge Agreement”). Collectively, the Consulting Agreement, Operating Agreement, Option Agreement, Equity Pledge Agreement, and Proxy Agreement are referred to herein as the “Restructuring Agreements,” copies of which are included with this current report on Form 8-K as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively.

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

Having no substantive operation of its own, Shiming Cayman, through its VIE, Shiming Management, engages in design, development and manufacture of LCD products, including HDTV and computer monitors in the People’s Republic of China (“China” or the “PRC”). Please see “Contractual Arrangements with Shiming Technology and its Shareholders” above and Note 12 to our consolidated financial statements included in this report for the contractual arrangements between Shiming Management and Shiming Technology and their impact on our consolidated financial statements.

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

Results of Operations - Year ended December 31, 2006 as compared to year ended December 31, 2005

Sales. During fiscal year 2006, sales decreased from $8.9 million to $5.5 million, representing a decrease of 38% compared to the prior year. Our sales in 2005 derived solely from our broadband service business, which operation we discontinued at the end of 2005. Our sales in 2006 derived solely from our LCD business, which we launched in the third quarter of 2006. The decrease in revenue for fiscal 2006 as compared to fiscal 2005 is attributable primarily to the short operating period of our LCD business in 2006.

Cost of Sales. Cost of sales decreased from $3.4 million to $0.8 million in 2006 as compared to the prior year. Cost of sales as a percentage of net sales, decreased from 38.5% in fiscal 2005 to 14.3% in fiscal 2006. Our cost of sales for fiscal 2005 is related to our broadband service business, which was discontinued in 2005. Our cost of sales for fiscal 2006 is related to our LCD business, which short operational period in 2006 resulted in the small amount in cost of sales relative to 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $3.0 million in fiscal 2005 to $2.7 million in fiscal 2006, a decrease of 11% compared with 2005. The decrease in general and administrative expenses reflected amortization expenses on land use rights. The general and administrative expenses for 2005 also include the impairment of the remaining book value, in the amount of $935,919, of the technology associated with our broadband service business which we discontinued in 2005. As a percentage of net sales, selling, general and administrative expenses increased from 34.0% in 2005 to 49% in 2006.

Non-Operating Income. Non-operating income mainly represented the rental income, short term investment interest for the year. Total non-operating income increased from $0.2 million in fiscal 2005 to $0.5 million in fiscal 2006.

Liquidity and Capital Resources

Cash Flows. We have funded our operations through December 31, 2006 primarily through retained earnings and shareholder’s paid in capital. Net cash flow provided by operations was $5.7 million in fiscal 2005 and $3.1 million in fiscal 2006. Uses of cash were primarily to fund changes in working capital. Net cash flow used in investing activities was $6.7 million for fiscal 2005 and $0.2 million for fiscal 2006. Uses of cash flow for investing activities include capital expenditures for property and equipment and purchase of short-term investments. In 2005, net cash flow used in financing activities was approximately $1.4 million, and approximately $0.14 million in fiscal 2006.

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

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands)
Contractual Obligations:

Total Indebtedness	14	14	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	273	43	129	101	—

Total Contractual Obligations:	287	57	129	101	—

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

Gruber & Company, LLC
Lake Saint Louis, Missouri 63367
April 6, 2007 (except for notes 14 and 15 which are dated January 21, 2008)

Shiming, U.S., Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006
(Restated)
2006
Assets
Current assets
Cash and equivalents	$3,554,547
Accounts receivable	3,154,764
Prepaid expenses, deposits and other receivables - Third parties	528,098
Prepaid expenses, deposits and other receivables - Related parties	—
Short-term investment	12,741,447
Total current assets	19,978,856

Property, plant and equipment, net	2,750,346
Intangible assets, net	5,393,306
Total assets	28,122,508

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	141,134
Deferred revenues	—
Short-term loans	38,580
Due to related parties	538,981
Total current liabilities	718,695

Long-term loans	154,320
Total liabilities	873,015

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized;	—
no shares issued and outstanding
Common stock; $.001 par value; 175,000,000 shares authorized;
66,693,834 shares issued and outstanding	66,694
Additional paid-in capital	15,097,585
Donated capital	—
Statutory surplus reserve fund	1,889,229
Retained earnings	9,134,010
Accumulated other comprehensive income	1,061,975
Total stockholders' equity	27,249,493

Total liabilities and stockholders' equity	$28,122,508

See accompanying notes to consolidated financial statements

Shiming, U.S., Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005
(Restated)

	2006	Restated 2005

Revenues, net	$5,532,601	$—

Cost of revenues	792,078	—

Gross profit	4,740,523	—

Expenses
Selling	42,530	—
General and administrative	2,691,130	—

Total operating expenses	2,733,660	—

Income from operations	2,006,863	—

Other income (expense)
Other income	509,045	—
Interest expense	(12,050)	—

Total other income (expense)	496,995	—

Income from continuing operations before income tax	2,503,858	—

Income tax	—	—

Income from continuing operations	2,503,858	—

Income from discontinued operations	—	2,606,184

Net income	$2,503,858	$2,606,184

Earnings per share
Income from continuing operations	$0.042	$—
Income from discontinued operations	—	0.045

Weighted average common shares outstanding	59,193,834	57,693,834

See accompanying notes to consolidated financial statements

Shiming, U.S., Inc. and Subsidiaries
Statements of Cash Flows
(Restated)

	For the years ended
	December 31,
	2006	2005
Cash flows from operating activities
Net income	$2,503,858	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	2,606,184
Depreciation and amortization	1,435,765	1,437,778
Written-off intangible asset	—	953,919
Changes in assets and liabilities:
Accounts receivable	(1,220,096)	1,006,496
Prepaid expenses	526,814	(252,715)
Accounts payable and accruals	(150,330)	(12,030)
Deferred revenues	(25,934)	(52,815)
Net cash provided by operating activities	3,070,077	5,686,817

Cash flow from investing activities
Purchase of short term investments	(186,446)	(9,563,612)
Purchase of property and equipment	(16,103)	(2,066)
Loan repaid by a third party	—	2,854,364
Net cash (used in)/provided by investing activities	(202,549)	(6,711,314)

Cash flow from financing activities
Advances from related party	174,498	4,852,931
Principal paid on long-term loans	(38,425)	(36,991)
Repayment to related parties	—	(3,407,467)
Net cash (used in)/from financing activities	136,073	1,408,473

Net change in cash	3,003,601	383,976

Cash, beginning of year	550,946	166,970

Cash, end of year	$3,554,547	$550,946

Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	$11,868	$12,000

See accompanying notes to consolidated financial statements

Shiming U.S., Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Deficit
For the Year Ended December 31, 2006
(Restated)

						Statutory
					Additional	Surplus	Retained	Other	Total
	Preferred Stock		Common		Paid-in	Reserve	Earnings	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Fund	(Deficit)	Income	Deficit

Balance, December 31, 2004	—	$—	1,116,000	$1,116	$15,163,163	$1,047,819	$4,865,378	$	$21,077,476

Transfer						391,000	(391,000)		—

Net loss for the year							2606,184		2,606,184

Balance, December 31, 2005	—	—	1,116,000	1,116	15,163,163	1,438,819	7,080,562		23,683,660

Recapitalization on reverse acquisition			65,577,834	65,578	(65,578)				—

Transfer						450,410	(450,410)		—

Change in exchange rate								1,061,975	1,061,975

Net income for the year							2,503,858		2,503,858

Balance, December 31, 2006	—	$—	66,693,834	$66,694	$15,097,585	$1,889,229	$9,134,010	$1,061,975	$27,249,493

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

(j) Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. Under the Company’s customary terms of sales, payment is due upon delivery, when title of the goods passes to the customer, at which point revenue is recognized. The Company does not allow returns except when: (a) for any particular order, the customer can substantiate that at least 10% of the goods delivered are defective or otherwise non-conforming; or (b) with the Company’s express consent. Since inception, the Company has experienced negligible rate of returns. The Company does incentivize its customers to remit payment in advance of delivery by offering discounts. The amount of discount is normally dependent on the product type and is calculated to mirror the bank interest rate for the period of time from the actual payment date to the contracted payment date. The Company may also increase the amount of early payment discount offered to certain customers that the Company determines may present a collection risk in order to encourage payment. At the end of a fiscal year, the Company tallies each customer’s total orders for that year, and will offer price incentives to the major customers for future orders, based on order size and product type.

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

(q) Inventory

The Company manufactures either as an original equipment manufacturer (“OEM”) or per specific sales orders. As OEM, the Company only manufactures such number of units of products as it is contracted to produce, with each OEM customer providing all the parts and materials required to fulfill the particular order. Accordingly, the Company’s OEM operation does not carry inventory. For sales orders, the Company’s manufacturing capacity is such that it can meet demands under most circumstances, and are thus able to control production volume to minimize - and for fiscal 2006, eliminate - the need to carry any inventory.

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

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Short-term Investment, at cost

The short-term investment has a fixed return of 3.5% per annum and will mature on various dates within the next twelve months.

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

5,393,306

Amortization expense for each of the years ended December 31, 2006 and 2005 amounted to approximately $130,000 and $177,000 respectively. The amortization periods of land use right is 44 years. The estimated amortization expenses for the five years ending December 31, 2007, 2008, 2009 and 2010 amount to approximately $130,000, $130,000, $130,000, and $130,000, respectively.

During the year ended December 31, 2005, the Company’s management determined that it would not pursue the broadband service business. As a result of this decision, the remaining net book value of the technology associated with the broad band service business was impaired in the amount of $953,919. The impairment of this intangible asset is included in general and administrative expenses on the statement of operations. The Company is not required to disclose business segments in accordance with Statement of Financial Accounting Standards 131 (SFAS 131).

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

A reconciliation between taxes computed at the statutory rate of 33% and the Company’s effective tax rate is as follows:

	December 31,
	2006	2005
	US$	US$

Income before income tax	2,503,858	2,606,184

Income tax on pretax income at statutory rate	826,273	860,000
Tax effect of exemptions	(826,273)	(860,000)
-	-	-

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

9. Related Party Transactions

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

On March 29, 2006, the Company and its wholly owned subsidiary, Shiming Science and Technology Joint Stock Company Limited formed a new company, Shenzhen Seathan Technology Co., Ltd. The Company owns 30% of the new company, and Shiming Science and Technology Joint Stock Company Limited owns 70% of the new company. Upon the adoption of FIN 46, the Company will consolidate Shenzhen Seathan Technology Co. Ltd since it was determined to be a variable interest entity and the Company is its primary beneficiary.

13. Acquisition

On August 26, 2006, Argenta Systems, Inc. a Nevada Corporation (“Argenta”) entered into an Agreement and Plan of Share Exchange with certain significant stockholders of Argenta (collectively, the “Argenta Shareholders”), Shiming (Cayman) Ltd., a Cayman Islands limited liability company (“Shiming Cayman”), and each of the shareholders of Shiming Cayman (This transaction is referred to hereinafter as the “Share Exchange Transaction”). The closing of the Share Exchange Transaction occurred on November 10, 2006.Upon the closing of the Share Exchange Transaction, Argenta acquired Shiming Cayman by issuing 57,666,834 of its common stock in exchange for 100% of Shiming Cayman’s outstanding common stock from the shareholders of Shiming Cayman.

Shiming Cayman owns 100% of Shiming (Xi’an) Enterprise Management & Consulting Co., Ltd. (the “Subsidiary”), a wholly foreign owned enterprise under the laws of the Peoples’ Republic of China (“PRC”). The Subsidiary operates, controls and beneficially owns the LCD business of Shaanxi Shiming Science & Technology Joint Stock Co., Ltd. (“Shaanxi Shiming”), a PRC joint stock limited liability company. Shaanxi Shiming owns 100% of Shenzhen Seathan Technology Co., Ltd., a PRC limited liability company that designs and produces LCD products. Through these contractual arrangements, the Subsidiary has the right to advise, consult, manage and operate Shaanxi Shiming, and collect and own all of its net profits. In addition, the Subsidiary, Shaanxi Shiming and the shareholders of Shaanxi Shiming have entered into a series of agreements under which voting control over the outstanding shares of Shaanxi Shiming are vested in the Subsidiary and its board of directors. Prior to closing of the Share Exchange Transaction, Shaanxi Shiming and its shareholders also granted the Subsidiary the exclusive right and option to acquire all of the shares of Shaanxi Shiming or all of the assets of Shaanxi Shiming.

Thus, upon the closing of the Exchange Transaction, Argenta became a Chinese consumer electronics company that designs, develops and manufactures competitively-priced LCD products, including HDTV and computer monitors. The Share Exchange Transaction was accounted for as a reverse merger (recapitalization) with Shiming Cayman deemed to be the accounting acquirer, and Argenta as the accounting acquiree. Accordingly, the historical financial information presented is that of Shiming Cayman as adjusted to give effect to any difference in the par value of Argenta and Shiming Cayman’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Shiming Cayman, the accounting acquirer, have been carried over in the recapitalization. The consolidated financial statements of the combined entity are those of Shiming Cayman with the assets and liabilities and revenues and expenses of Argenta being included effective from the date of the consummation of the Share Exchange Transaction. Argenta is deemed to be a continuation of the business of Shiming Cayman, the operating company.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Income From Discontinued Operations

In accordance with the Company’s decision to discontinue the broadband business in 2005, the operations from this business are treated as discontinued operations.

For the year ended December 31, 2005, the Company recorded income from the broadband business as follows:

Revenue from discontinued operations	$8,917,613
Income from discontinued operations before taxes	2,606,184
Income tax expense on income from discontinued operations	—
Income from discontinued operations, net of taxes	—

15. Restated Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2006, the Company restated certain items of the consolidated balance sheet for the year ended December 31, 2006 to properly represent the stockholders’ equity components in the reverse merger and recapitalization. The following is a summary of the effects of these changes on the Company's consolidated balance sheet for the fiscal year 2006:

Consolidated balance sheet as of December 31, 2006:

	As Originally Stated	Adjustment	As Restated
Stockholders’ equity
Additional paid-in capital	22,463,630	(7,366,045)	15,097,585
Donated capital	203,600	(203,600)	—
Retained earnings	1,532,574	7,601,436	9,134,010
Other comprehensive income	1,032,457	29,518	1,061,975
Statutory surplus reserve	1,950,538	(61,309)	1,889,229

These corrections have no effect on the total stockholders’ equity contained in the financial statements. Additionally, these restatements would not affect net income as reported in the Company's consolidated statements of operations.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Company restated certain items of the consolidated statements of cash flows at December 31, 2006 and 2005 to reclassify purchase of short-term investments to investing activities from financing activities. The following is a summary of the effects of these changes on the Company's consolidated statements of cash flows for the fiscal years 2006 and 2005:

Consolidated statements of cash flows at December 31, 2006:

	As Originally Stated	Adjustment	As Restated
Cash flows from investing activities
Purchase of short-term investments	—	(186,446)	(186,446)
Purchase of property and equipment	(16,103)	—	(16,103)
Net cash provided by (used in) investing activities	(16,103)	(186,446)	(202,549)

Cash flows from financing activities
Purchase of short-term investments	(186,446)	186,446	—
Net cash used in financing activities	(50,373)	186,446	136,073

Consolidated statements of cash flows at December 31, 2005:

	As Originally Stated	Adjustment	As Restated
Cash flows from operating activities:
Net income	$2,606,184	$(2,606,184)	$—

Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	—	2,606,184	2,606,184

Cash flows from investing activities:
Purchase of short-term investments	—	(9,563,612)	(9,563,612)
Net cash provided by (used in) investing activities	2,852,298	(9,563,612)	(6,711,314)

Cash flows from financing activities:
Purchase of short-term investments	(9,563,612)	9,563,612	—
Net cash used in financing activities	(8,155,319)	9,563,612	1,408,473

These corrections have no effect on the Company's consolidated balance sheet and stockholders' equity contained in the financial statements. Additionally, the restatements would not affect net income as reported in the Company's consolidated statements of operations.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Company restated certain items of the consolidated statement of operations for the year ended December 31, 2006 and the consolidated statement of cash flow at December 31, 2005 to reflect the discontinued operations of the broadband business which was discontinued during 2005. The following is a summary of the effects of these changes on the Company's consolidated statements of operations for the fiscal years 2006 and 2005:

Consolidated statement of operations for the year ended December 31, 2005:

	As Originally Stated	Adjustment	As Restated
Revenues, net	$8,917,613	$(8,917,613)	$—
Cost of revenues	3,432,435	(792,078)	—
Gross profit	5,485,178	(5,485,178)	—
General and administrative expenses	3,070,640	(3,070,640)	—
Total operating expenses	3,070,640	(3,070,640)	—
Income from operations	2,414,538	(2,414,538)	—
Other income	203,187	(203,187)	—
Interest expense	(11,541)	11,541	—
Total other income (expense)	191,646	(191,646)	—
Income from continuing operations	2,606,184	(2,606,184)	--
Income from discontinued operations	—	2,606,184	2,606,184
Earnings per share
Income from continuing operations	0.29	(0.29)	—
Income from discontinued operations	—	0.045	0.045
Weighted average common shares outstanding	9,000,000	48,693,834	57,693,834

Consolidated statement of operations for the year ended December 31, 2006:

	As Originally Stated	Adjustment	As Restated
Earnings per share
Income from continuing operations	0.23	(0.188)	(0.042)
Weighted average common shares outstanding	11,115,638	48,078,196	59,193,834

These corrections have no effect on the Company's consolidated balance sheet and stockholders' equity contained in the financial statements.

SHIMING U.S., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Company restated certain items of the consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2006 to reflect the share exchange agreement as described in Note 13. The following is a summary of the effects of these changes on the Company's consolidated statements of changes in stockholders’ deficit:

Consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2006

	As Originally Stated	Adjustment	As Restated
Balance of Common Shares, December 31, 2004	9,000,000	(7,884,000)	1,116,000
Balance of Common Stock, December 31, 2004	$9,000	$(7,884)	$1,116
Balance of Additional Paid-in Capital, December 31, 2004	$40,575	$15,122,588	$15,163,163
Balance of Donated Capital, December 31, 2004	167,600	(167,600)	—
Balance of Statutory Surplus Reserve Fund, December 31, 2004	—	$1,047,819	$1,047,819
Balance of Retained Earnings (Deficit), December 31, 2004	$(349,318)	$5,214,696	$4,865,378
Balance of Total Stockholders’ Deficit, December 31, 2004	$(132,143)	$21,209,619	$21,077,476
Transfer of Donated Capital	$36,000	$(36,000)	—
Transfer of Statutory Surplus Reserve Fund	—	$391,000	$391,000
Transfer of Total Stockholders’ Deficit	$36,000	$(36,000)	—
Net loss for the year of Retained Earnings (Deficit)	$(110,247)	$2,716,431	$2,606,184
Net loss for the year of Total Stockholders’ Deficit	$(110,247)	$2,716,431	$2,606,184
Balance of Common Shares, December 31, 2005	9,000,000	(7,884,000)	1,116,000
Balance of Common Stock, December 31, 2005	$9,000	$(7,884)	$1,116
Balance of Additional Paid-in Capital, December 31, 2005	$40,575	$15,122,588	$15,163,163
Balance of Donated Capital, December 31, 2005	$203,600	$(203,600)	—
Balance of Statutory Surplus Reserve Fund, December 31, 2005	—	$1,438,819	$1,438,819
Balance of Retained Earnings (Deficit), December 31, 2005	$459,565	$6,620,997	$7,080,562
Balance of Total Stockholders’ Deficit, December 31, 2005	$206,390	$23,477,270	$23,683,660
Recapitalization on reverse acquisition of Common Shares	57,693,834	7,884,000	65,577,834
Recapitalization on reverse acquisition of Common Stock	$57,694	$7,884	$65,578
Recapitalization on reverse acquisition of Additional Paid-in Capital	$22,423,055	$(22,488,633)	$(65,578)
Recapitalization on reverse acquisition of Stockholders’ Deficit	$23,919,568	$(23,919,568)	—
Transfer of Statutory Surplus Reserve Fund	$511,719	$(61,209)	$450,510
Transfer of Retained Earnings (Deficit)	$(511,719)	$61,209	$(450,510)
Change in exchange rate of Other Comprehensive Income	$1,032,457	$29,518	$1,061,975
Change in exchange rate of Total Stockholders’ Deficit	$1,032,457	$29,518	$1,061,975
Balance of Additional Paid-in Capital, December 31, 2006	$22,463,630	$7,366,045	$15,097,585
Balance of Donated Capital, December 31, 2006	$203,600	$(203,600)	—
Balance of Statutory Surplus Reserve Fund, December 31, 2006	$1,950,538	$(61,309)	$1,889,229
Balance of Retained Earnings (Deficit), December 31, 2006	$1,532,574	$7,601,436	$9,134,010
Balance of Other Comprehensive Income, December 31, 2006	$1,032,457	$29,518	$1,061,975

These corrections have no effect on the Company's consolidated balance sheet and stockholders' equity contained in the financial statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

In connection with the original filing of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, principally our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

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

As a result of the reclassification of certain items in the financial statements and the related restatements (the “Restatements”) discussed in this amended Annual Report on Form 10-KSB/A, including in Note 15 to the consolidated financial statements, our Chief Executive Officer and Chief Financial Officer have reevaluated the effectiveness of our disclosure controls and procedures for the fiscal year ended December 31, 2006 in connection with the filing of this amended Annual Report.

Based upon reevaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, our disclosure controls and procedures were for the most part effective and adequate, as the Restatements are largely due to the reclassifications of certain items in the financial statements and related readjustments, rather than as the result of inaccurate calculations.

Nevertheless, in light of the need for the restatements described above, our management will conduct further review of our disclosure, financial information, and internal controls and procedures, and will consider evaluating the effectiveness of our internal control over financial reporting in the future based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARD AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned ($)
Shiming Wang	—	—	—	—	—	—	—	—	—

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

Title of Class	Name and Address Of Beneficial Owners (1)	Amount Of Beneficial Ownership	Percent Of Class (2)
Common Stock	Shiming Wang (3)	24,426,149 (4)	36.6%
Common Stock	Chun’an Liu (3)	—	—
Common Stock	Cunhu Yang (3)	173,911	0.3%
Common Stock	Kanming Wang (3)	—	—
Common Stock	Nairang Liu (3)	1,665,201	2.5%
Common Stock	Genrong Qu (3)	1,406,063	2.1%
Common Stock	Shaanxi Meixian Shiming Non-Ferrous Metallurgy Co., Ltd. (5)	18,235,632	27.3%
Common Stock	Rui Wang (6)	25,811,578	38.7%
Common Stock	All directors, directors nominees and executive officers as a group (6 total)	27,671,324

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 12/F, Shanxi Zhengquan Building, Gaoxin 2nd Road, Xian, Shanxi Province, China.

(2)	Based on the number of outstanding shares of common stock of the Company as of January 25, 2007.

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

Related Party Transactions

Amounts receivable from and payable to related parties are summarized as follows:

	Year ended December 31,
	2006	2005
Amounts due from related parties:
Xi’an Nonferrous Metal Smelting and Processing Factory (1)	$—	$615,000
Total	$—	$615,000
Purchases from related parties:
Shenzhen Yaxun Science & Technology Joint Stock Co., Ltd. (2)	$640,873	$3,432,436
Total	$640,873	$3,432,436

Amount due to related parties:
Shiming Wang (3)	$538,981	$349,000
Total	$538,981	$349,000

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

SHIMING U.S., INC. (Registrant)

Date: March 26, 2008	By:	/s/ Shiming Wang
Shiming Wang Chief Executive Officer

Date: March 26, 2008	By:	/s/ Chun’an Liu
Chun’an Liu Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shiming Wang
Shiming Wang	Chief Executive Officer / Director	March 26, 2008

/s/ Chun’an Liu
Chun’an Liu	Chief Financial Officer / Director	March 26, 2008

/s/ Cunhu Yang
Cunhu Yang	Secretary	March 26, 2008

/s/ Kanming Wang
Kanming Wang	Director	March 26, 2008

/s/ Nairang Liu
Nairang Liu	Director	March 26, 2008

/s/ Genrong Qu
Genrong Qu	Director	March 26, 2008