Form 10QSB/A
period 2007-03-31
Shiming U.S., Inc.
filed 2008-03-26
CIK 1091294

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

12/F, Shanxi Zhengquan Building, Gaoxin 2nd Road , Xian, Shanxi Province, China
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

i

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the fiscal period ended March 31, 2007 ("Form 10-QSB/A") is filed to: (i) reflect the revisions to our consolidated balance sheet for the fiscal year ended December 31, 2006 and for the period ended March 31, 2007, which were made to properly represent the stockholders’ equity components in the reverse merger with Shiming (Cayman), Ltd. and the resulting recapitalization; (ii) reflect the revisions to our consolidated statement of operations for the three months ended March 31, 2006, which were made to properly represent the outstanding shares as retroactively stated upon the reverse merger with Shiming (Cayman), Ltd. and the resulting recapitalization; and (ii) add Note 5 to our financial statements explaining the restatements described in items (i) and (ii) above.

This Form 10-QSB/A includes all of the information contained in the original report on Form 10-QSB, and we have made no attempt in this Form 10-QSB/A to modify or update the disclosures presented in the original report, except as identified above. The disclosures in this Form 10-QSB/A continue to speak as of the date of the original report, and do not reflect events occurring after the filing of the original report unless expressly noted otherwise. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the original report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

SHIMING U.S., INC.

Consolidated Balance Sheets
 (Restated)

(Expressed in US Dollars)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and equivalents	$5,784,237	$3,554,547
Accounts receivable	3,109,913	3,154,764
Prepaid expenses, deposits and other receivables - Third parties	384,196	528,098
Short-term investment	12,945,462	12,741,447
Total current assets	22,223,808	19,978,856

Property, plant and equipment, net	2,493,483	2,750,346
Intangible assets, net	5,344,421	5,393,306
Total assets	30,061,712	28,122,508

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	1,753,870	141,134
Short-term loans	38,462	38,580
Due to related parties	563,273	538,981
Total current liabilities	2,355,605	718,695

Long-term loans	147,436	154,320
Total liabilities	2,503,041	873,015

Stockholders’ equity
Preferred stock, $.001 par value, 25,000,000 shares authorized;	--	--
no shares issued and outstanding
Common stock; $.001 par value; 175,000,000 shares authorized;
66,693,834 shares issued and outstanding	66,694	66,694
Additional paid-in capital	15,097,585	15,097,585
Donated capital	--	--
Statutory surplus reserve fund	1,889,229	1,889,229
Retained earnings	9,526,857	9,134,010
Accumulated other comprehensive income	978,306	1,061,975
Total stockholders’ equity	27,558,671	27,249,493

Total liabilities and stockholders’ equity	$30,061,712	$28,122,508

SHIMING U.S., INC.

Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2007	2006
		(Restated)
Revenues, net	$2,429,791	$2,274,145

Cost of revenues	1,637,733	614,481

Gross profit	792,058	1,659,664

Expenses
Selling	37,694	--
General and administrative	469,862	425,677

Total operating expenses	507,556	425,677

Income from operations	284,502	1,233,987

Other income (expense)
Other income	111,345	117,020
Interest expense	(3,000)	(2,885)

Total other income (expense)	108,345	114,135

Income from operations	392,847	1,348,122

Income tax	--	--

Net income	$392,847	$1,348,122

Earnings per share	$0.0059	$0.023

Weighted average common shares outstanding	66,693,834	57,693,834

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

5. Restated Financial Statements

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

Consolidated balance sheet as of December 31, 2006:	As Originally Stated	Adjustment	As Restated
Stockholders’ equity
Additional paid-in capital	22,463,630	(7,366,045)	15,097,585
Statutory surplus reserve	1,950,538	(61,309)	1,889,229
Donated capital	203,600	(203,600)	--
Other comprehensive income	1,032,457	29,518	1,061.,975
Retained earnings	1,532,574	7,601,436	9,134,010

Consolidated balance sheet as of March 31, 2007:

Stockholders’ equity
Additional paid-in capital	22,463,630	(7,366,045)	15,097,585
Statutory surplus reserve	2,057,524	(168,295)	1,889,229
Donated capital	203,600	(203,600)	--
Other comprehensive income	948,788	29,518	978,306
Retained earnings	1,818,435	7,708,422	9,526,857

These corrections have no effect on the total stockholders’ equity contained in the financial statements. Additionally, these restatements would not affect net income as reported in the Company's consolidated statements of operations.

Additionally, subsequent to the issuance of the consolidated financial statements for the three months ended March 31, 2006, the Company restated the weighted average common shares outstanding and the earnings per share properly represent the outstanding shares as retroactively stated upon the reverse merger and recapitalization. The following is a summary of the effects of these changes on the Company's consolidated statement of operations for the three months periods ending March 31, 2006:

Consolidated statement of operations for the three months period ended March 31, 2006:	As Originally Stated	Adjustment	As Restated

Earnings per share	$.1498	($.1268)	$.0230
Weighted average common shares outstanding	9,000,000	48,693,834	57,693,834

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

Allowance for Doubtful Accounts . We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no allowance for doubtful accounts as of March 31, 2007.

Property, Plant and Equipment . Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditure for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

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

Intangible Assets . Intangible assets consist of land use right and is amortized using the straight-line method over their estimated useful life of 44 years.

Impairment of Assets . In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2007, no impairment loss has been recognized.

Income Taxes . We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition . Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery.

Foreign Currency Transactions . Our functional currency is the Renminbi (“RMB”) and our reporting currency is the U.S. dollar. Our consolidated, balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Fair Value of Financial Instruments . SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including cash, accounts and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans approximate fair value as the interest on these loans is minimal.

Earnings Per Share . Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Results of Operations - Three Months ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

Sales . During the first quarter of 2007, sales increased from $2.27 million to $2.43 million, representing an increase of 6.84% compared to the first quarter of 2006. The increase in sales was primarily attributable to increased sales of LCD and plasma monitors made through the Company’s subsidiary, Shenzhen Seathan.

Cost of Sales . Cost of sales increased from $0.61 million to $1.64 million in the first quarter of 2007 as compared to the same period in 2006. Cost of sales as a percentage of net sales, increased from 27.02% in the first quarter of 2006 to 67.40% in the first quarter of 2007. The substantial increase in cost of sales is associated with our increase in sales of LCD and plasma monitors. The increase in cost of sales as a percentage of net sales is attributable to higher costs of purchase from the Company’s suppliers that are associated with increased prices for the components required for our products.

Operating Expenses .  Total operating expenses increased 19.24% to $0.51 million in the first quarter of 2007, from $0.43 million in the first quarter of 2006. The increase resulted in part from the selling expenses of $0.04 million (compared with 2006: nil) for the hiring and training of our sales team at the Company’s subsidiary in Shenzhen. Additionally, general and administrative expenses increased 10.38% to $0.47 million in the first quarter of 2007, from $0.43 million in the first quarter of 2006. The increase was primarily due to increase in operating costs associated with the Company’s subsidiary in Shenzhen and the increased costs associated with being a public company.

Non-Operating Income . Non-operating income mainly represented the rental income and short term investment interest for the three months ended March 31, 2007. Total non-operating income decreased from $0.12 million in the first quarter of 2006 to $0.11 million in the first quarter of 2007.

Net ( Loss ) /Profit .   We recorded a net profit of $0.39 million in the first quarter of 2007, or basic and diluted profit of $0.0059 per share, based on 66,693,834 common shares, as compared to net profit of $1.35 million in the same period of 2006, or basic and diluted profit of $0.015 per share, based on 9,000,000 common shares. The decrease in net profit is primarily the result of the significant increase in our cost of goods as well as the increase in operating expenses.

Liquidity and Capital Resources

Cash Flows . We have funded our operations through the first quarter of 2007 primarily through net cash flows provided by operations. Net cash flow provided by operations was $2.5 million in the first quarter of 2007 as compared to $0.03 million in the first quarter of 2006. Uses of cash were primarily to fund the changes in working capital. Amount of net cash flow used in investing activities was $0 for the first quarter of 2006 as compared to $0.21 million for the first quarter of 2007 used in investing activities. Uses of cash flow for investing activities include capital expenditures for property and equipment and purchase of short-term investments. For the first three months of 2007, net cash flow used in financing activities was approximately $0.007 million, and approximately $0.009 million during the same period of 2006.

Contractual Obligations and Off-Balance Sheet Arrangements . We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

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

Item 5. Other Information .

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