Form 10QSB/A
period 2007-06-30
Shiming U.S., Inc.
filed 2008-03-26
CIK 1091294

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

i

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the fiscal period ended June 30, 2007 ("Form 10-QSB/A") is filed to: (i) reflect the revisions to our consolidated balance sheet for the fiscal year ended December 31, 2006 and for the period ended June 30, 2007, which were made to properly represent the stockholders’ equity components in the reverse merger with Shiming (Cayman), Ltd. and the resulting recapitalization; (ii) reflect the revisions to our consolidated statement of operations for the three and six months ended June 30, 2006, which were made to properly represent the outstanding shares as retroactively stated upon the reverse merger with Shiming (Cayman), Ltd. and the resulting recapitalization; and (iii) add Note 5 to our financial statements explaining the restatements described in items (i) and (ii) above.

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

PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Restated)
	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and equivalents	$4,021,584	$3,554,547
Accounts receivable	6,799,684	3,154,764
Prepaid expenses, deposits and other receivables - Third parties	360,815	528,098
Short-term investment	13,268,673	12,741,447
Total current assets	24,450,756	19,978,856

Property, plant and equipment, net	2,299,365	2,750,346
Intangilble assets, net	5,444,723	5,393,306
Total assets	32,194,844	28,122,508

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,978,498	141,134
Short-term loans	39,422	38,580
Due to related parties	566,298	538,981
Total current liabilities	2,584,218	718,695

Long-term loans	137,976	154,320
Total liabilities	2,722,194	873,015

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 175,000,000 shares authorized; 66,693,834 shares issued and outstanding	66,694	66,694
Additional paid-in capital	15,097,585	15,097,585
Donated capital	—	—
Statutory surplus reserve fund	1,889,229	1,889,229
Retained earnings	10,764,183	9,134,010
Accumulated other comprehensive income	1,654,959	1,061,975
Total stockholders' equity	29,472,650	27,249,493

Total liabilities and stockholders' equity	$32,194,844	$28,122,508

(The accompanying notes are integral part of this statement)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Restated)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues, net	$2,908,095	$1,068,074	$5,337,886	$3,342,219

Cost of revenues	2,216,915	91,966	3,854,648	706,447

Gross profit	691,180	976,108	1,483,238	2,635,772

Expenses
Selling	22,920	17,288	60,614	17,288
General and administrative	424,935	522,341	894,797	948,018

Total operating expenses	447,855	539,629	955,411	965,306

Income from operations	243,325	436,479	527,827	1,670,466

Other income (expense)
Other income	997,111	134,158	1,108,456	251,178
Interest expense	(3,110)	(2,886)	(6,110)	(5,771)

Total other income (expense)	994,001	131,272	1,102,346	245,407

Income from operations before minority interests	1,237,326	567,751	1,630,173	1,915,873

Minority interests	—	(235,294)	—	(235,294)

Income before income tax	1,237,326	332,457	1,630,173	1,680,579

Income tax	—	—	—	—

Net income	$1,237,326	$332,457	$1,630,173	$1,680,579

Earnings per share	$0.0186	$0.0058	$0.0244	$0.0294

Weighted average common shares outstanding	66,693,834	57,693,834	66,693,834	57,693,834

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

5. Restated Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2006 and for the period ended June 30, 2007, the Company restated certain items of the consolidated balance sheet for the year ended December 31, 2006 and for the period ended June 30, 2007 to properly represent the stockholders’ equity components in the reverse merger and recapitalization. The following is a summary of the effects of these changes on the Company's consolidated balance sheet for the fiscal year 2006 and for the period ended June 30, 2007:

Consolidated balance sheet as of December 31, 2006:	As Originally Stated	Adjustment	As Restated
Stockholders’ equity
Additional paid-in capital	22,463,630	(7,366,045)	15,097,585
Statutory surplus reserve	1,950,538	(61,309)	1,889,229
Donated capital	203,600	(203,600)	--
Other comprehensive income	1,032,457	29,518	1,061,975
Retained earnings	1,532,574	7,601,436	9,134,010

Consolidated balance sheet as of June 30, 2007:

Stockholders’ equity
Additional paid-in capital	22,463,630	(7,366,045)	15,097,585
Statutory surplus reserve	2,318,996	(429,767)	1,889,229
Donated capital	203,600	(203,600)	--
Other comprehensive income	1,576,891	78,068	1,654,959
Retained earnings	2,842,839	7,921,344	10,764,183

These corrections have no effect on the total stockholders’ equity contained in the financial statements. Additionally, these restatements would not affect net income as reported in the Company's consolidated statements of operations.

Additionally, the Company restated the weighted average common shares outstanding and the earnings per share properly represent the outstanding shares as retroactively stated upon the reverse merger and recapitalization. The following is a summary of the effects of these changes on the Company's consolidated statement of operations for the three and six months periods ending June 30, 2006:

Consolidated statement of operations for the three months period ended June 30, 2006:	As Originally Stated	Adjustment	As Restated

Weighted average common shares outstanding	111,600,000	(53,906,166)	57,693,834
Earnings per share	$.0029	$.0029	$.0058

Consolidated statement of operations for the six months period ended June 30, 2006:

Weighted average common shares outstanding	111,600,000	(53,906,166)	57,693,834

Earnings per share	$.015	$.0144	$.0294

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

Results of Operations - Three Months ended June 30, 2007 as Compared to Three Months Ended June 30, 2006

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

Results of Operations - Six Months ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

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

Non-Operating Income . Non-operating income mainly represented the rental income, short term investment interest, and income from mobile transmitter services for the six months ended June 30, 2007. Total non-operating income increased from $0.25 million during the six months ended June 30, 2006 to $1.11 million during the same period of 2007.

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